Form 10-Q
period 1996-09-30
ALLEGIANCE CORP
filed 1996-11-14
CIK 1017799

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1996

       TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _________

       Commission file number  1-11885
                              ---------


                            ALLEGIANCE CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                       36-4095179
    -------------------------------                    -------------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                     Identification No.)

1430 Waukegan Road, McGaw Park, Illinois                       60085
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                (847) 689-8410
                       -------------------------------
                       (Registrant's telephone number,
                             including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes            No   X(*)
                                -----         -----

(*) Registrant became subject to the filing requirements on September 20, 1996.

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of November 1, 1996, the latest practicable date, was 54,901,000 shares.

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             Allegiance Corporation
                Condensed Combined Statements of Income (Unaudited)
                                 (in millions)
--------------------------------------------------------------------------------
                                Three months ended         Nine months ended
                                   September 30,               September 30,
                                 1996        1995          1996        1995
                                 ----        ----          ----        ----
Net sales                      $1,094.2    $1,261.6      $3,295.3    $3,747.0

  Costs and expenses
    Costs of goods sold           863.5       994.7       2,609.8     2,934.4
    Selling, general and
     administrative expenses      162.8       195.8         508.2       580.1
    Restructuring charges           -          76.0           -          76.0
    Goodwill amortization           9.3         9.5          27.7        28.6
    Benefit curtailment
     gains                        (35.9)        -           (35.9)        -
    Other income                   (3.6)     (269.5)         (5.4)     (267.5)
--------------------------------------------------------------------------------
      Total costs and
       expenses                   996.1     1,006.5       3,104.4     3,351.6
--------------------------------------------------------------------------------
  Income before income taxes       98.1       255.1         190.9       395.4
  Income tax expense               37.6       117.3          73.1       172.2
--------------------------------------------------------------------------------

    Net income                    $60.5      $137.8        $117.8      $223.2
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed combined financial statements.

                                      -3-

                                  Allegiance Corporation
                            Condensed Combined Balance Sheets
                               (in millions, except shares)
---------------------------------------------------------------------------------------
                                                         September 30,      December 31,
                                                                  1996              1995
                                                           (Unaudited)

Current assets      Cash and equivalents                         $13.2              $0.8
                    Accounts receivable (net of
                     allowance for doubtful accounts
                     of $28.2 and $18.2 at September
                     30, 1996 and December 31, 1995,
                     respectively)                               454.6             486.7
                    Notes and other current
                     receivables                                  23.0              59.2
                    Inventories                                  641.0             684.4
                    Short-term deferred income taxes              96.7             129.1
                    Prepaid expenses                              27.3              11.8
                    --------------------------------------------------------------------
                    Total current assets                       1,255.8           1,372.0
----------------------------------------------------------------------------------------

Property,           At cost                                    1,540.8           1,307.1
plant and           Accumulated depreciation
equipment            and amortization                           (683.0)           (428.9)
                    ---------------------------------------------------------------------
                    Net property, plant and equipment            857.8             878.2
----------------------------------------------------------------------------------------

Other assets        Goodwill and other intangibles             1,085.1           1,115.7
                    Other                                        101.3              77.8
                    --------------------------------------------------------------------
                    Total other assets                         1,186.4           1,193.5
----------------------------------------------------------------------------------------
Total assets                                                  $3,300.0          $3,443.7
----------------------------------------------------------------------------------------

Current             Current maturities of long-term debt and
liabilities          lease obligations                            $4.0             $ -
                    Accounts payable and accrued liabilities     526.4             691.4
                    Income taxes payable                           0.2               0.9
                    --------------------------------------------------------------------
                    Total current liabilities                    530.6             692.3
----------------------------------------------------------------------------------------

Long-term debt and lease obligations                           1,147.4                -
----------------------------------------------------------------------------------------
Long-term deferred income taxes                                  116.6             109.8
----------------------------------------------------------------------------------------
Other non-current liabilities                                     78.7              64.1
----------------------------------------------------------------------------------------
Equity              Divisional retained earnings                   -             1,767.5
                    Equity investment of parent                    -               810.0
                    Common stock, par value $1.00,
                     authorized 200,000,000 shares,
                     outstanding 54,798,000 shares                54.8               -
                    Retained earnings                          1,370.3               -
                    Foreign currency adjustment                    1.6               -
                    --------------------------------------------------------------------
                    Total equity                               1,426.7           2,577.5
----------------------------------------------------------------------------------------
Total liabilities and equity                                  $3,300.0          $3,443.7
----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed combined financial statements.

                                                  -4-

                                          Allegiance Corporation
                            Condensed Combined Statements of Cash Flows (Unaudited)
                                              (in millions)
------------------------------------------------------------------------------------------------
                                                                 Nine months ended September 30,
                                                                     1996                 1995
(Brackets denote cash outflows)

Cash flow provided      Net income                                   $117.8              $223.2
by operations           Adjustments
                         Depreciation and amortization                112.4               122.8
                         Deferred income taxes                         21.9                39.2
                         Gain on asset dispositions, net                -                (190.0)
                         Benefit curtailment gains                    (35.9)                -
                         Other                                          0.2                 3.6
                        Changes in balance sheet items
                         Accounts receivable                           55.2                29.7
                         Inventories                                   39.6               (53.0)
                         Accounts payable and other
                          current liabilities                         (43.7)              (65.1)
                         Restructuring program payments               (30.3)              (45.1)
                         Other                                        (18.4)               25.6
                        -------------------------------------------------------------------------
                        Cash flow provided by operations              218.8                90.9
-------------------------------------------------------------------------------------------------
Investment              Capital expenditures                          (55.5)              (71.7)
transactions            Acquisitions (net of cash received)           (20.8)                (.4)
                        Proceeds from asset dispositions              (12.8)              565.9
                        -------------------------------------------------------------------------
                        Investment transactions, net                  (89.1)              493.8
-------------------------------------------------------------------------------------------------
Financing               Payments to Baxter International Inc.      (1,268.6)             (582.6)
transactions            Issuances of debt and lease
                         obligations                                1,151.3                 -
                        -------------------------------------------------------------------------
                        Financing transactions, net                  (117.3)             (582.6)
-------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                       12.4                 2.1
Cash and equivalents at beginning of period                             0.8                 2.8
------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                 $13.2                $4.9
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed combined financial statements.


                             Allegiance Corporation
            Notes to Condensed Combined Financial Statements (Unaudited)

1. COMPANY BACKGROUND

Allegiance Corporation ("Allegiance" or the "Company") was incorporated in Delaware in June 1996. On September 30, 1996 (the "Distribution Date"), Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries the United States health-care distribution, surgical and respiratory therapy products and health-care cost management businesses, as well as certain foreign manufacturing and other operations (the "Allegiance Business") in connection with a spin-off by Baxter of the sAllegiance Business. The spin-off was effected on the Distribution Date through a distribution of common stock of Allegiance ("Allegiance Stock") to Baxter stockholders (the "Distribution"). The Distribution of approximately
54.8 million shares of Allegiance Stock, based on an exchange ratio of one for five, was made to Baxter's stockholders of record on September 26, 1996. No historical earnings per share data is presented as the Allegiance Business' earnings were part of Baxter's results through the close of business on September 30, 1996.

2. FINANCIAL INFORMATION

The unaudited interim condensed combined financial statements of Allegiance have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto included in the Company's Information Statement on Form 10 dated September 30, 1996 ("Form 10").

In the opinion of management, the interim condensed combined financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

3. DIVESTITURES

Allegiance's results of operations for the nine months ended September 30, 1995, include revenues and expenses related to the Industrial and Life Sciences division, which was sold in September 1995.

The following table presents selected financial data for Allegiance, excluding the revenue and expenses associated with the divested Industrial and Life Sciences division discussed above (in millions):


                                    Three months ended        Nine months ended
                                      September 30,              September 30,
                                   -------------------       -------------------
                                     1996       1995           1996       1995
                                   --------   --------       --------   --------

Net sales                          $1,094.2   $1,156.2       $3,295.3   $3,400.1
Costs and expenses
  Costs of goods sold                 863.5      911.5        2,609.8    2,681.0
  Selling, general and
    administrative expenses           162.8      179.9          508.2      525.4
  Goodwill amortization                 9.3        9.2           27.7       27.6
  Benefit curtailment gains           (35.9)     --             (35.9)     --
  Other (income) expense               (3.6)      (1.4)          (5.4)       1.1
                                   --------   --------       --------   --------
    Total costs and expenses          996.1    1,099.2        3,104.4    3,235.1
                                   --------   --------       --------   --------
Pretax income                          98.1       57.0          190.9      165.0
Income tax expense                     37.6       21.5           73.1       63.1
                                   --------   --------       --------   --------
Net income                         $   60.5   $   35.5       $  117.8   $  101.9
                                   --------   --------       --------   --------
                                   --------   --------       --------   --------

4.PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma combined statements of income present the combined results of Allegiance and its financial position assuming that the transactions contemplated by the Distribution and certain significant divestitures had been completed as of January 1, 1995. The unaudited pro forma information has been prepared utilizing the historical combined financial statements of Allegiance. All pro forma adjustments were substantially consistent with those disclosed in the Form 10, except for an adjustment for curtailment gains, which is discussed in Note 8 (in millions, except per share data).


                                    Three months ended        Nine months ended
                                      September 30,              September 30,
                                   -------------------       -------------------
                                     1996       1995           1996       1995
                                   --------   --------       --------   --------

Net sales                          $1,092.8   $1,155.4       $3,294.8   $3,392.9
Costs and expenses
  Costs of goods sold                 864.5      911.7        2,612.1    2,679.0
  Selling, general and
    administrative expenses           170.6      182.9          519.6      534.2
  Interest, net                        22.5       22.5           67.5       67.5
  Goodwill amortization                 9.3        9.2           27.7       27.6
  Other (income) expense               (4.6)      (1.4)          (5.4)       1.1
                                   --------   --------       --------   --------
    Total costs and expenses        1,062.3    1,124.9        3,221.5    3,309.4
                                   --------   --------       --------   --------
Pretax income                          30.5       30.5           73.3       83.5
Income tax expense                     11.6       11.1           27.5       31.1
                                   --------   --------       --------   --------
    Net income                     $   18.9   $   19.4       $   45.8   $   52.4
                                   --------   --------       --------   --------
                                   --------   --------       --------   --------
Earnings per common share          $   0.34   $   0.35       $   0.84   $   0.96
                                   --------   --------       --------   --------
                                   --------   --------       --------   --------
Average number of common
  shares outstanding                   54.8       54.8           54.8       54.8
                                   --------   --------       --------   --------
                                   --------   --------       --------   --------

5. INVENTORIES

Inventories consisted of the following:

-------------------------------------------------------------------------------
                                       September 30,          December 31,
(in millions)                                  1996                   1995
-------------------------------------------------------------------------------
Raw materials                                $ 63.0                 $ 54.0
Work in process                                51.4                   49.0
Finished products                             526.6                  581.4
-------------------------------------------------------------------------------
Total inventories                            $641.0                 $684.4
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

6. RESTRUCTURING CHARGES

The following table summarizes the Company's restructuring reserves as of December 31, 1995 and September 30, 1996:

-------------------------------------------------------------------------------
                                           Divestitures
                            Employee-        and asset       Other
(in millions)              related costs    write-downs      costs      Total
-------------------------------------------------------------------------------

December 31, 1995 balance      $43.0            $62.8        $46.9      $152.7
-------------------------------------------------------------------------------
Utilization:

  Cash                         (13.7)           (15.7)       (16.6)      (46.0)
  Non-Cash                        -             (22.2)          -        (22.2)
-------------------------------------------------------------------------------
September 30, 1996 balance     $29.3            $24.9        $30.3      $ 84.5
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation, implementation teams and facility consolidations. Since the inception of the restructuring program, approximately 2,030 of the 2,300 positions that are expected to be affected by the program have been eliminated. The majority of the remaining reductions will occur in 1996 and 1997, as facility closures and consolidations are completed as planned.

Noncash restructuring reserve utilization with respect to divestitures and asset write-downs of $22.2 million for the nine months ended September 30, 1996 relate primarily to the closure of a manufacturing facility and consolidations of certain distribution facilities. The utilization relating to the manufacturing facility closure and distribution facility consolidations represents fixed asset and inventory write-downs.

7. LEGAL PROCEEDINGS

Upon the Distribution, Allegiance assumed the defense of litigation involving claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to this litigation. It is expected that Allegiance will be named as a defendant in future litigation and may be added as a defendant in existing litigation.

BHC was one of ten defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632) The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufactures, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trail court's ruling. In April 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI 94CV004977) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, WOLF V. BAXTER HEALTHCARE CORP., ET AL., Circuit Court, Wayne County, MI, 96-617844NP. BHC is the only named defendant in that suit. On October 9, 1996, the plaintiff in one such case pending in federal court filed a petition with the Judicial Panel on Multidistrict Litigation, IN RE LATEX GLOVES PRODUCTS LIABILITY LITIGATION, MDL Docket No. 1148, seeking to transfer and consolidate the cases pending in federal court for pretrial proceedings and/or trial. All defendants in those actions have filed oppositions to the motion. The motion is currently pending before the Judicial Panel on Multidistrict Litigation. As of October 31, 1996, 58 additional lawsuits have been served on BHC containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

Allegiance believes that a substantial portion of any potential liability and defense costs related to natural rubber latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. BHC notified its insurance companies that it believes that these cases and claims are covered by BHC's insurance. Most of BHC's insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. While the self-insured retention portion of litigation defense costs for these matters may have a material impact on Allegiance's results of operations in the period recorded, it is not expected that the outcome of these matters will have a material adverse affect on Allegiance's business, cash flow or financial condition. It is currently anticipated that a portion of these litigation costs may be incurred in the fourth quarter.

Under the U.S. Superfund statute and many state laws, generators of hazardous waste which is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The law provides that potentially responsible parties may be held jointly and severally liable for the cost of investigating and remediating a site. This liability applies to the generator even if the waste was handled by a contractor in full compliance with the law.

As of September 30, 1996, BHC had been named as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects that the total cleanup costs for this site will be between $44 million and $65 million, of which Allegiance's share will be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's combined financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's combined financial statements.

BHC is a defendant in a number of other claims, investigations and lawsuits for which Allegiance has assumed responsibility. Based on the advice of counsel, management does not believe that the other claims, investigations and lawsuits individually or in the aggregate, will have a material adverse effect on Allegiance's business, cash flow, results of operations or financial condition.

8.  BENEFIT CURTAILMENT GAINS

Prior to the Distribution, Allegiance participated in Baxter-sponsored non-contributory, defined benefit pension plans covering substantially all domestic employees as well as Baxter-sponsored contributory health-care and life insurance benefits for substantially all domestic retired employees. Effective on the Distribution Date, Allegiance did not replace these Baxter plans. The pension liability related to Allegiance employees' service prior to the Distribution Date remained with Baxter. Additionally, the post-retirement liabilities for Allegiance employees that retired prior to the Distribution Date also remained with Baxter. As a result, Allegiance recognized curtailment gains of $35.9 million related to these plans as of September 30, 1996. Curtailment gains have been excluded from Allegiance's pro forma financial information as presented in Note 4.

9.  CREDIT FACILITIES

On September 23, 1996, the Company entered into two unsecured revolving credit agreements (the "Credit Facilities"), providing for up to an aggregate of $1.5 billion in borrowings. One of the Credit Facilities provided for borrowings up to an aggregate of $1.2 billion and expires in September 2001. The other Credit Facility provided for borrowings up to an aggregate of $300 million and expires in September 1997. As of September 30, 1996, approximately $1.1 billion was outstanding under the $1.2 billion credit facility, all of which has been classified as long-term debt as it is supported by a long-term credit facility and will continue to be refinanced. No amounts were outstanding under the $300 million credit facility. Amounts borrowed under the Credit Facilities were used to fund distributions to Baxter and for working capital requirements.

10.  SUBSEQUENT EVENT - DEBT

On October 15, 1996, Allegiance offered $200 million in aggregate principal amount of the Company's 7.30% notes due October 15, 2006, $150 million in aggregate principal amount of the Company's 7.80% debentures due October 15, 2016, and $200 million in aggregate principal amount of the Company's 7.00% debentures due October 15, 2026. The net proceeds to the Company from the sale of these securities were used to reduce the amounts outstanding under the Company's $1.2 billion credit facility.

On October 23, 1996, the Company's Credit Facilities were reduced to provide for borrowings up to an aggregate of $900 million expiring September 30, 2001 and $150 million expiring in September 1997.

11.  SUBSEQUENT EVENT - GOODWILL

As part of Baxter, Allegiance followed the accounting policies established by Baxter for its consolidated group. At September 30, 1996, goodwill, net of accumulated amortization, was approximately $1,060 million. Baxter's policy was to evaluate the overall recoverability of goodwill using projected undiscounted cash flows.

Subsequent to the Distribution Date, the market value of Allegiance's stock was substantially below its historical book value. As a result of this market value and management's expectations that cost-containment efforts in the health-care industry will continue to result in intense competitive pressures among health-care suppliers, management reevaluated its accounting policy regarding goodwill impairment. In October 1996, the Company's board of directors approved the adoption of a new policy for assessing goodwill impairment based upon a fair value approach. The Company believes that fair value is a preferable method to assess goodwill as it is a more objective indicator of the Company's inherent value as a separate publicly-traded entity and will be reflective of the challenges and pressures that continue to be a fundamental part of the U.S. health-care system.

The change in the method of assessing goodwill impairment will result in a fourth quarter charge of $550 million to operations. This charge will result in net losses for the three and twelve month periods ended December 31, 1996. This policy change will also result in a reduction of $18.9 million and $4.7 million of goodwill amortization expense on an annual and quarterly basis, respectively, for the next twenty-nine years.

The Company computes fair value based upon the price/earnings ("P/E") multiple for a group of similar companies. This P/E multiple, calculated based on actual quoted market prices per share and analysts' consensus earnings estimates for these companies, is applied to management's best estimate of earnings for Allegiance to arrive at an overall fair value of the Company. Management will continue to utilize the same group of companies in order to determine this multiple, provided that there are no significant changes in the underlying characteristics of such companies.

The Company will assess goodwill for impairment every quarter based upon the above methodology. In addition, when evaluating the need to record a charge for goodwill impairment, the Company will evaluate whether such impairments are of a temporary or permanent nature, and will record appropriate charges (if any) to operations for permanent goodwill impairments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis describes material changes in the Company's financial condition since December 31, 1995. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the historical and pro forma combined financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the Form 10.

Certain statements in this discussion constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements, including statements relating to potential fourth quarter charges and litigation defense costs, involve known and unknown risks, including, but not limited to, general economic and business conditions, competition, changing trends in customer profiles, changes in governmental regulations, and unfavorable foreign currency fluctuations. Although Allegiance believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Allegiance will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

RESULTS OF OPERATIONS

Allegiance's results of operations as of September 30, 1995, include revenues and expenses related to the Industrial and Life Sciences division, which was sold in September 1995.

The following table presents selected financial data for Allegiance, excluding the revenue and expenses associated with the divested Industrial and Life Sciences division discussed above (in millions):

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                       -------------------    ------------------
                                         1996       1995        1996      1995
                                       --------   --------    --------  --------

Net sale                               $1,094.2   $1,156.2    $3,295.3  $3,400.1
Costs and expenses
  Cost of goods sold                      863.5      911.5     2,609.8   2,681.0
  Selling, general and
    administrative expenses               162.8      179.9       508.2     525.4
  Goodwill amortization                     9.3        9.2        27.7      27.6
  Benefit curtailment gains               (35.9)      -          (35.9)     -
  Other (income) expense                   (3.6)      (1.4)       (5.4)      1.1
                                       --------   --------    --------  --------
    Total costs and expenses              996.1    1,099.2     3,104.4   3,235.1
                                       --------   --------    --------  --------
Pretax income                              98.1       57.0       190.9     165.0
Income tax expense                         37.6       21.5        73.1      63.1
                                       --------   --------    --------  --------
Net income                             $   60.5   $   35.5    $  117.8  $  101.9
                                       ========   ========    ========  ========

                                     -12-
SALES

The following table summarizes net sales, excluding the divested business discussed previously, by major geographic region (in millions):

                               Three months ended      Nine months ended
                                  September 30,         September 30,
                              --------------------   --------------------
                                1996        1995       1996        1995
                              --------    --------   --------    --------
Geographic region
     United States            $1,019.4    $1,086.4   $3,068.1    $3,182.3
        % (decrease)              (6.2)%                 (3.6)%
     International                74.8        69.8      227.2       217.8
        % increase                 7.2%                   4.3%
                              --------    --------   --------    --------
Total net sales               $1,094.2    $1,156.2   $3,295.3    $3,400.1
        % (decrease)              (5.4)%                 (3.1)%
                              --------    --------   --------    --------
                              --------    --------   --------    --------

The decline in Allegiance's domestic net sales for the three and nine months ended September 30, 1996 as compared to the same period in the prior year is principally the result of planned attempts to reduce sales growth in lower margin, distributed products in the U.S., thereby improving overall profitability. International sales increased in 1996 as compared to 1995 as a result of continued focus on the penetration of surgical products into international markets.

COSTS AND EXPENSES

The following table summarizes Allegiance's gross margin and expense ratios, excluding the divested business discussed previously (in millions):


                               Three months ended      Nine months ended
                                  September 30,         September 30,
                              --------------------   --------------------
                                1996        1995       1996        1995
                              --------    --------   --------    --------
Gross margin                    21.1%       21.2%      20.8%       21.1%
Selling, general and
administrative expenses         14.9%       15.6%      15.4%       15.5%

Gross margin declined for the three and nine month periods ended September 30, 1996 as compared with the same periods in 1995, due to pricing pressure in the U.S., combined with pricing pressures in Allegiance's higher margin surgical products. Allegiance plans to stabilize its gross margin by offsetting pricing pressures with manufacturing cost efficiencies, managing its product mix more effectively, and instituting price increases.

Excluding the impact of a $6 million reversal of the Company's portion of an unearned incentive compensation program that was based on combined results of Allegiance and Baxter businesses, selling, general and administrative expenses as a percentage of sales would have been 15.4% for the three month period ended September 30, 1996. The decrease in selling, general and administrative expenses for the three month period resulted from the impact of expense reduction initiatives which management implemented in both the current and prior periods.

Selling, general and administrative expenses as a percent of sales for the nine months ended September 30, 1996 decreased slightly as a result of a $5.7 million first quarter non-recurring reversal of excess reserves related to a downsizing program and the third quarter reversal of unearned incentive compensation discussed above. Excluding these adjustments, selling, general and administrative expenses for the nine months ended September 30, 1996 would have been $518.9 million or 15.7% of sales. Total selling, general and administrative expenses, excluding the adjustments discussed above, declined $6.5 million or 1.2% for the nine months ended

September 30, 1996, as compared to the same period in 1995. However, such expenses as a percent of sales for the period increased 0.2 percentage points over the prior year. The increase in the ratio for the nine months ended September 30, 1996, as compared to the same period in the prior year, is the result of the sales decline discussed above, as the timing of expense reduction initiatives lagged the planned reduction in lower-margin product sales.

RESTRUCTURING PROGRAM

In November 1993, Baxter initiated a restructuring program to improve shareholder value and reduce costs. The strategic actions of the program were designed in part to make the Allegiance Business more efficient and responsive in addressing the changes occurring in the U.S. health-care system. See Note 6 to "Notes to the Condensed Combined Financial Statements" for discussions related to cash and non-cash utilization of the reserves.

Since the announcement of the 1993 restructuring program, Allegiance management has implemented, or is in the process of implementing, all of the major strategic actions associated therewith and is satisfied that the program is progressing on schedule and will meet established financial targets. During the first nine months of 1996, Allegiance utilized $68 million of restructuring reserves, including $46 million in cash payments. Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation, implementation teams and facility consolidation. As of September 30, 1996, Allegiance had eliminated approximately 2,030 positions of the approximately 2,300 positions that are expected to be affected by the program. The majority of the remaining reductions will occur in 1996 and 1997, as facility closures and consolidations are completed as planned. Management believes that the program is on target to achieve anticipated direct savings of approximately $125 million in 1996, $155 million in 1997 and exceeding $155 million in 1998, and management anticipates that these savings will continue to offset potential future gross margin erosion and investments into cost-management initiatives. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the restructuring program and that future cash expenditures related to the program will be funded from cash generated from operations.

BENEFIT CURTAILMENT GAINS

Nonrecurring gains associated with the curtailment of Baxter-sponsored noncontributory, defined benefit pension plans amounted to $17.4 million and the curtailment of Baxter-sponsored contributory healthcare and life insurance benefits amounted to $18.5 million. Refer to Note 8 to "Notes to the Condensed Combined Financial Statements" for discussions of these former plans.

OTHER INCOME AND EXPENSE

Other income for the three and nine months ended September 30, 1996 was $3.6 million and $5.4 million, respectively, and consisted primarily of revenue from miscellaneous non-operating service fees.

Other income and expense for the three and nine months ended September 30, 1995, excluding the divested business discussed previously (which included a gain on the sale of the divested business), consisted primarily of revenue from miscellaneous non-operating service fees offset by net losses associated with the disposal or discontinuance of minor, non-strategic businesses.

PRETAX INCOME

Excluding the divested business, the benefit plan curtailment gains and the adjustment for the Company's portion of an unearned incentive compensation program discussed previously, pretax income decreased by $0.8 million, or 1.4%, for the three months ended September 30, 1996, as compared to the same period in 1995. This decrease is primarily attributed to the decline in net sales noted above, partially offset by a reduction in selling, general and administrative expenses.

Excluding the divested business, the benefit plan curtailment gains and the selling, general and administrative expense adjustments discussed previously, pretax income decreased by $21.7 million or 13.2% for the nine months ended September 30, 1996, as compared to the same period in 1995. This decrease was a result of the decline in net sales, partially offset by the decrease in selling, general and administrative expenses, and the increase in other income.

INCOME TAXES

Allegiance's effective tax rate, excluding the divested business discussed previously, remained relatively flat for the three and nine months ended September 30, 1996, as compared to the same period in 1995.

NET INCOME

Excluding the divested business, the benefit plan curtailment gains and the selling, general and administrative expense adjustments discussed previously, net income decreased $0.8 million or 2.2% for the three months ended September 30, 1996 as compared to the same period in 1995, and decreased $13.4 million or 13.2% for the nine months ended September 30, 1996 as compared to the same period in 1995. These changes are consistent with the change in pretax income discussed previously.

ADOPTION OF NEW ACCOUNTING STANDARDS AND POLICIES

As part of Baxter, Allegiance followed the accounting policies established by Baxter for its consolidated group. At September 30, 1996, goodwill, net of accumulated amortization, was approximately $1,060 million. Baxter's policy was to evaluate the overall recoverability of goodwill using projected undiscounted cash flows.

Subsequent to the Distribution Date, the market value of Allegiance's stock was substantially below its historical book value. As a result of this market value and management's expectations that cost-containment efforts in the health-care industry will continue to result in intense competitive pressures among health-care suppliers, management reevaluated its accounting policy regarding goodwill impairment. In October 1996, the Company's board of directors approved the adoption of a new policy for assessing goodwill impairment based upon a fair value approach. The Company believes that fair value is a preferable method to assess goodwill as it is a more objective indicator of the Company's inherent value as a separate publicly-traded entity and will be reflective of the challenges and pressures that continue to be a fundamental part of the U.S. health-care system.

The change in the method of assessing goodwill impairment will result in a fourth quarter charge of $550 million to operations. This charge will result in net losses for the three and twelve month periods ended December 31, 1996. This policy change will also result in a reduction of $18.9 million and $4.7 million of goodwill amortization expense on an annual and quarterly basis, respectively, for the next twenty-nine years.

The Company computes fair value based upon the price/earnings ("P/E") multiple for a group of similar companies. This P/E multiple, calculated based on actual quoted market prices per share and analysts' consensus earnings estimates for these companies, is applied to management's best estimate of earnings for Allegiance to arrive at an overall fair value of the Company. Management will continue to utilize the same group of companies in order to determine this multiple, provided that there are no significant changes in the underlying characteristics of such companies.

The Company will assess goodwill for impairment every quarter based upon the above methodology. In addition, when evaluating the need to record a charge for goodwill impairment, the Company will evaluate whether such impairments are of a temporary or permanent nature, and will record appropriate charges (if any) to operations for permanent goodwill impairments.

POTENTIAL FOURTH QUARTER COSTS AND CHARGES

Management is currently evaluating the incurrence of certain spin-off related costs in the fourth quarter, including corporate identity, name recognition, and incremental compensation costs. Management is also evaluating programs involving manufacturing consolidations and the rationalization of certain business initiatives and investments. The outcome of these evaluations is expected to be completed by December 31, 1996, and any charges that may result therefrom will be recorded at that time. Such costs and charges could have a material impact on the Company's results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Allegiance's current assets exceeded current liabilities by $725.2 million at September 30, 1996 versus an excess of $679.7 million at December 31, 1995. Current assets at September 30, 1996 included accounts and notes receivable of $471.0 million and inventories of $639.9 million. These sources of liquidity are convertible into cash over a relatively short period of time and thus, could be available to help Allegiance satisfy normal operating cash requirements.

DEBT AND FINANCIAL INSTRUMENTS

On September 23, 1996, the Company entered into two unsecured revolving credit agreements (the "Credit Facilities"), providing for up to an aggregate of $1.5 billion in borrowings. One of the Credit Facilities provided for borrowings up to an aggregate of $1.2 billion and expires in September 2001. The other Credit Facility provided for borrowings up to an aggregate of $300 million and expires in September 1997. As of September 30, 1996, approximately $1.1 billion was outstanding under the $1.2 billion credit facility, all of which has been classified as long-term debt as it is supported by a long-term credit facility and will continue to be refinanced. No amounts were outstanding under the $300 million credit facility. Amounts borrowed under the Credit Facilities were used to fund distributions to Baxter and for working capital requirements.

On October 15, 1996, Allegiance offered $200 million in aggregate principal amount of the Company's 7.30% notes due October 15, 2006, $150 million in aggregate principal amount of the Company's 7.80% debentures due October 15, 2016, and $200 million in aggregate principal amount of the Company's 7.00% debentures due October 15, 2026. The net proceeds to the Company from the sale of these securities were used to reduce the amounts outstanding under the Company's $1.2 billion credit facility.

On October 23, 1996, the Company's Credit Facilities were reduced to provide for borrowings up to an aggregate of $900 million expiring September 30, 2001 and $150 million expiring in September 1997.

Allegiance's long-term debt as a percent of total capital was 44.6% at September 30, 1996. The Company intends to fund its short-term and long-term obligations as they mature through cash flow from operations, existing credit facilities or issuance of debt. Management believes it has credit facilities adequate to support ongoing operational, capital and restructuring requirements. Beyond that, Allegiance believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives.

CASH FLOW FROM OPERATIONS

Cash flow provided by operations was $218.8 million and $90.9 million for the nine months ended September 30, 1996 and 1995, respectively. This increase in cash flow from operations during 1996 resulted primarily from improved balance sheet management (primarily accounts receivable and inventories), partially offset by the decrease in earnings discussed previously.

INVESTMENT TRANSACTIONS

Net investment transactions for Allegiance are comprised of the following:

------------------------------------------------------------------------------
                                       September 30,         September 30,
                                                1996                  1995
(in millions)
------------------------------------------------------------------------------
Capital expenditures                         $(55.5)               $(71.7)
Acquisitions                                  (20.8)                 (0.4)
Proceeds from asset dispositions              (12.8)                565.9
------------------------------------------------------------------------------
  Total investment transactions, net         $(89.1)               $493.8
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Capital expenditures decreased by $16.2 million for the nine months ended September 30, 1996 as compared to the same period in 1995. This decrease is primarily the result of the timing of planned capital projects. Allegiance management expects to invest in capital expenditures at levels consistent with 1995, principally for improvements of its existing facilities, productivity enhancing equipment and system upgrades.

Acquisitions (net of cash received) increased by $20.4 million for the nine months ended September 30, 1996 as compared to the same period in 1995. These acquisitions involved no significant change to Allegiance's strategic direction, and were made for the purpose of broadening product lines and service offerings or expanding market coverage.

The net use of cash related to asset dispositions for the nine months ended September 30, 1996 primarily related to cash payments associated with the settlement of certain programs associated with the divestitures of the Industrial and Life Sciences division and the diagnostics manufacturing businesses. The proceeds for the nine months ended September 30, 1995 primarily related to Allegiance's divestiture of its Industrial and Life Sciences division in September 1995 and the collection of notes receivable related to the December 1994 divestiture of Allegiance's diagnostics manufacturing businesses.

LITIGATION

See Note 7 to "Notes to Condensed Combined Financial Statements" for a detailed description of the status of Allegiance's litigation.

Under the U.S. Superfund statute and many state laws, generators of hazardous waste which is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The law provides that potentially responsible parties may be held jointly and severally liable for the cost of investigating and remediating a site. This liability applies to the generator even if the waste was handled by a contractor in full compliance with the law.

As of September 30, 1996, BHC had been named as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects that the total cleanup costs for this site will be between $44 million and $65 million, of which Allegiance's share will be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's combined financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's combined financial statements.

Upon resolution of any of the uncertainties described in Note 7 to "Notes to Condensed Combined Financial Statements", Allegiance may incur charges in excess of available reserves. While the self-insured retention portion of litigation defense costs for such matters may have a material impact on Allegiance's results of operations in the period recorded, it is not expected that the outcome of these matters will have a material adverse effect on Allegiance's business, cash flow, results of operations or financial condition.

                           PART II. OTHER INFORMATION
                             Allegiance Corporation

Item 1. Legal Proceedings

Upon the Distribution, Allegiance assumed the defense of litigation involving claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying Baxter Healthcare Corporation ("BHC"), as contemplated by the agreements between Baxter and Allegiance, for all expenses and potential liabilities associated with claims pertaining to this litigation. It is expected that Allegiance will be named as a defendant in future litigation and may be added as a defendant in existing litigation.

BHC was one of ten defendants named in a purported class action filed in August 1993, on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. (KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., Sup. Ct., Sacramento Co., Cal., #535632) The case alleges that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling. In April 1994, a similar purported class action, GREEN, ET AL. V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI, 94CV004977) was filed against Baxter and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, WOLF V. BAXTER HEALTHCARE CORP., ET AL., Circuit Court, Wayne County, MI, 96-617844NP. BHC is the only named defendant in that suit. On October 9, 1996, the plaintiff in one such case pending in federal court filed a petition with the Judicial Panel on Multidistrict Litigation, IN RE LATEX GLOVES PRODUCTS LIABILITY LITIGATION, MDL Docket No. 1148, seeking to transfer and consolidate the cases pending in federal court for pretrial proceedings and/or trial. All defendants in those actions have filed oppositions to the motion. The motion is currently pending before the Judicial Panel on Multidistrict Litigation. As of October 31, 1996, 58 additional lawsuits have been served on BHC containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

Allegiance believes that a substantial portion of any potential liability and defense costs related to natural rubber latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. BHC notified its insurance companies that it believes that these cases and claims are covered by BHC's insurance. Most of BHC's insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. While the self-insured retention portion of litigation defense costs for these matters may have a material impact on Allegiance's results of operations in the period recorded, it is not expected that the outcome of these matters will have a material adverse effect on Allegiance's business, cash flow or financial condition. It is currently anticipated that a portion of these litigation costs may be incurred in the fourth quarter.

Under the U.S. Superfund statute and many state laws, generators of hazardous waste which is sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The law provides that potentially responsible parties may be held jointly and severally liable for the cost of investigating and remediating a site. This liability applies to the generator even if the waste was handled by a contractor in full compliance with the law.

As of September 30, 1996, BHC had been named as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects that the total cleanup costs for this site will be between $44 million and $65 million, of which Allegiance's share will be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's combined financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's combined financial statements.

BHC is a defendant in a number of other claims, investigations and lawsuits for which Allegiance has assumed responsibility. Based on the advice of counsel, management does not believe that the other claims, investigations and lawsuits individually or in the aggregate, will have a material adverse effect on Allegiance's business, cash flow, results of operations or financial condition.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the
     Exhibit Index hereto.

(b)  Report on Form 8-K

     A report on Form 8-K, dated November 1, 1996, was filed with the SEC under Item 5, Other Events, to file information disclosing the Company's change in its accounting policy for assessing goodwill impairment.

                                    Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ALLEGIANCE CORPORATION
                                       -----------------------------------
                                                 (Registrant)


Date: November 14, 1996             By: /s/Peter B. McKee
                                       -----------------------------------

                                       Peter B. McKee
                                       Senior Vice President and
                                       Chief Financial Officer

                Exhibits Filed with Securities and Exchange Commission

Number           Description of Exhibit
------           ----------------------

3.1              Certificate of Incorporation of Allegiance
                 Corporation, including Certificate of
                 Designation relating to Series A Junior Participating Preferred Stock of Allegiance Corporation.

4.1              Indenture dated as of October 1, 1996
                 between Allegiance Corporation and
                 PNC Bank, Kentucky, Inc.

4.2              Board Resolutions creating the 7.30%
                 Notes due October 15, 2006, the 7.80%
                 Debentures due October 15, 2016 and the
                 7.00% Debentures due October 15, 2026.

10.1+ Agency Services and Distribution Agreement dated as of September 30, 1996 between Allegiance Corporation and Baxter
                 International Inc.

27               Financial Data Schedule.                                *

                 (All other exhibits are inapplicable.)

+ Confidential treatment requested for certain portions of this document.
* Shown only in the original filed with the Securities and Exchange Commission.
-------------------------------------------------------------------------------

Copies of the above exhibits are available at a charge of 35 cents per page upon written request to the Benefits Department, Allegiance Corporation, 1430 Waukegan Road, McGaw Park, IL 60085. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street N.W., Washington, D.C., 20549.