Form 10-K
period 1996-12-31
ALLEGIANCE CORP
filed 1997-03-27
CIK 1017799

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  OR

[_]
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM        TO       .

                        COMMISSION FILE NUMBER: 1-11885

                            ALLEGIANCE CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-4095179
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

          1430 WAUKEGAN ROAD                            60085
         MCGAW PARK, ILLINOIS                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

Registrant's telephone number, including area code: (847) 689-8410

Securities registered pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------                  -----------------------------------------
         Common Stock, $1.00 par value                      New York Stock Exchange
                                                             Chicago Stock Exchange
 Series A Junior Participating Preferred Stock              New York Stock Exchange
 Purchase Rights (currently traded with Common               Chicago Stock Exchange
                     Stock)

Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (based on the per share closing sale price of $25.375 on March 6, 1997, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $1.4 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

  As of March 6, 1997, 55,403,778 shares of the registrant's Common Stock were outstanding.

  The following documents are incorporated into this Form 10-K by reference:

    Annual Report to Stockholders for fiscal year ended December 31, 1996 (Part II).

    Proxy Statement for Annual Meeting of Stockholders to be held on May 15, 1997 (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Allegiance Corporation ("Allegiance" or the "Company") was incorporated in Delaware in June 1996. On September 30, 1996 (the "Distribution Date"), Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries the United States health-care distribution business, surgical and respiratory therapy business, and health-care cost-management business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. The spin-off was effected on the Distribution Date through a distribution of common stock of Allegiance to Baxter stockholders (the "Distribution"). Unless the context otherwise indicates, as used in this Report, the terms "Allegiance" and the "Company" mean the Allegiance Business of Baxter for periods prior to the Distribution Date and Allegiance Corporation and its consolidated subsidiaries for the periods following the Distribution Date, and all references to "Baxter" include Baxter International Inc. and its consolidated subsidiaries as of the relevant date.

OVERVIEW

  Allegiance is America's largest provider of health-care products and cost-management services for hospitals and other health-care providers. These integrated businesses recorded total sales of approximately $4.4 billion in 1996.

  The economics of health care are undergoing rapid and fundamental change, particularly in the United States, which is Allegiance's largest current market. In the past, doctors and nurses were paid for their services with few cost constraints. Today, large employers, insurance companies and HMOs are negotiating set fees for patient care. For United States hospitals and health systems, Allegiance's main customers, the pressure to reduce costs has never been greater. At the same time, demand for health services is continuing to climb with the dramatic growth of aging populations in the United States and abroad. This environment offers opportunities for Allegiance, which has invested in integrated product and service programs that help medical professionals cope with health care's new economics and demographic trends.

  The health-care distribution market in the United States has experienced intense competition and a resultant erosion in its margins in recent years in response to the growth of managed care and increased consolidation among health-care providers. Allegiance has responded by integrating its market-leading distribution capabilities with a broad product offering, high levels of customer service, and innovative cost-management services.

DISTRIBUTION SERVICES

  Allegiance is a leading distributor of medical and laboratory products in the United States. Allegiance can supply any of more than 200,000 different products to its customers. Most items are available for shipment the same day the customer requests them. Allegiance has 60 United States distribution centers that deliver products to locations across the United States every day. Each order can be tracked electronically. Allegiance has made substantial investments in information systems to enhance its operations and improve customer service. In addition to its own surgical and respiratory therapy products, Allegiance distributes an array of products from more than 2,000 manufacturers to a wide variety of health-care settings. Products range from full lines of laboratory equipment and operating room supplies to children's gift packs with coloring books and crayons.

  Allegiance divides its distributed products into two categories: medical/surgical products ("med/surg") and laboratory products. It is the industry leader in both product categories. Allegiance's med/surg portfolio comprises a broad array of products, including sutures, endoscopy instruments, needles and syringes, wound-care products, electrodes, face masks, bed pans, wash basins, blood-pressure cuffs, stethoscopes, waste-disposal bags, and others. Increasingly, these products are being delivered just-in-time in ready-to-use quantities. In some cases, Allegiance delivers the products directly to patient floors. Allegiance distributes products not only to hospitals, but increasingly to surgery centers, physician clinics, distributors, long-term and sub-acute care facilities, home-care companies, and other health-care providers. Laboratory products-- used primarily to perform diagnostic tests--are sold principally to medical laboratories and other health-care providers. These products include test tubes, pipettes, slides, and equipment such as microscopes, centrifuges, and scales.

 The ValueLink(R) Service

  Allegiance's ValueLink(R) "stockless" inventory service provides just-in-time deliveries of products in small, ready-to-use quantities to hospitals and health-care networks, primarily in metropolitan areas. Allegiance was the first to bring just-in-time distribution to the health-care industry and it remains the leader.

  The ValueLink(R) service helps hospitals reduce inventory levels and operating expenses. Orders from hospitals are transmitted electronically and products are delivered several times a day, sometimes directly to patient floors. In some ValueLink(R) accounts, Allegiance personnel work at the hospital 24 hours a day, stocking shelves as needed.

  Through the ValueLink(R) service, Allegiance also delivers labor-saving, made-to-order packages containing virtually every sterile and non-sterile product needed to perform dozens of medical procedures, from open-heart bypass surgery to a hernia repair.

 Strategic Supplier Relationships

  In 1995, Allegiance began consolidating its distribution service around a carefully selected group of preferred suppliers seeking to reduce the number of suppliers that furnish identical items. This "best-value" products strategy is designed to strengthen Allegiance's relationships with fewer preferred suppliers, resulting in savings to Allegiance and better service to its customers. Allegiance is also continuing to streamline its distribution network to reduce costs, improve service, and strengthen the growing number of cost-management relationships with health-care providers and systems.

 Supply-Chain Management

  Supply-chain management requires precise knowledge and planning of customer demand. Given Allegiance's size and scope, advanced information systems, and balance of self-manufactured and externally supplied products, Allegiance is well-positioned to maximize service to customers and minimize inventory levels and variability. To accelerate this process, Allegiance has made and continues to make major investments in information technology that uses EDI, or electronic data interchange, to exchange purchasing and inventory data with many of its suppliers and largest customers. Management believes this integrated distribution and product offering strengthens Allegiance's financial and competitive position. In 1995, Allegiance opened a National Drop Ship Center in McGaw Park, Illinois, from which it distributes less frequently ordered items. By consolidating such products in one facility, the amount of regional inventory variability has decreased and Allegiance has achieved lower system-wide inventory levels.

 Serving Health Care Outside Hospitals

  Health care increasingly is being delivered outside hospitals as health-care providers integrate into regional networks. Many procedures previously performed in hospital operating rooms are now performed in surgery centers, and some procedures that had been performed in surgery centers are now taking place in physician clinics. To reach these and other alternate-site customers--surgery centers, physician clinics, sub-acute and long-term care facilities, and home-care providers--Allegiance has developed the capability to deliver smaller orders more frequently. Allegiance is also entering into relationships with dealers that specialize in serving these fast-growing markets. For some very small, or geographically remote customers, Allegiance provides service through its Network Sales organization. This sales and customer-service unit conducts business via the telephone, distributing in some cases by commercial carrier.

PRODUCT OFFERING

  Allegiance has differentiated itself by integrating its product offering with its distribution and cost-management services. Allegiance offers the industry's broadest range of medical and laboratory products, representing more than 2,000 suppliers in addition to its own line of surgical and respiratory therapy products.

  Increasingly, Allegiance is working with health professionals to reduce the variety and number of products they buy under agreements that provide incentives for Allegiance to help customers save money. In return, customers purchase a greater portion of their supplies from Allegiance. Allegiance custom-assembles products into procedure-based modules. Allegiance's distribution system delivers the customized packages as they are needed.

  Allegiance operates 22 manufacturing plants, producing products used in surgery and other medical procedures. All Allegiance plants are ISO 9000 certified.

  Allegiance has several major product lines, most of which hold leading sales positions:

 Custom-Sterile(TM) Products and the PBDS(TM) Service

  Allegiance's leading Custom-Sterile(TM) products and Procedure Based Delivery System(TM) (PBDS(TM)) service help health-care providers save time and money by assembling customer-designated supplies into single packages for specific procedures. Custom-Sterile(TM) packs contain sterile, disposable supplies made by Allegiance and other manufacturers. They are used to perform dozens of procedures, from open-heart surgery and childbirth to treating cuts and bruises. Customers can select items for these packs from a database of approximately 30,000 products from nearly 800 manufacturers. PBDS(TM) modules contain Custom-Sterile(TM) packs along with non-sterile supplies.

 Convertors(R) Products

  The Convertors(R) product line is a leading brand of single-use surgical drapes, gowns, and apparel. These products provide barrier protection for patients, doctors, and clinical staff during surgery, childbirth, and other procedures. Many of Allegiance's Convertors(R) products are included in Custom Sterile(TM) packs. Convertors(R) also provides clean-room apparel and equipment covers for industrial manufacturers.

 Gloves

  Allegiance is the world's largest manufacturer and marketer of medical gloves. Allegiance produces natural rubber latex surgical and exam gloves in Malaysia, as well as in the United States. Allegiance also manufactures vinyl exam gloves in the United States.

 Medi-Vac(R) Products

  Allegiance is the world's leading producer of fluid suction and collection systems. The Medi-Vac(R) line consists of disposable suction canisters and liners, suction tubing, and supporting hardware and accessories. These products are used in the operating room to remove fluids and debris from the body during surgery. Outside the operating room, the products are used when fluid must be removed from a patient. The Medi-Vac(R) product line also includes wound-drainage tubing and reservoirs used to remove fluid from closed wounds to prevent infection and promote healing. Medi-Vac(R) autotransfusion systems collect blood for reinfusion to the patient after filtration, allowing patients to receive their own blood instead of transfusions from donors.

 Respiratory Therapy Products

  Allegiance is a leading manufacturer of respiratory therapy products, which are used primarily to deliver oxygen to patients suffering from respiratory distress. This product line includes ventilator circuits (tubing used to connect patients to ventilator machines), oxygen masks, cannulae, and suction catheters used to clear the trachea.

 V. Mueller

  Allegiance's V. Mueller product line comprises a broad range of stainless-steel surgical instruments and related products and services. The business was established in 1895 and is known worldwide for the quality of its instruments. Allegiance's V. Mueller division manufactures about a third of its product line; other products are sourced from contract manufacturers. V. Mueller products include clamps, needle-holders, retractors, specialty scissors, and forceps. The business unit also manufactures and markets the cost-saving Genesis(TM) container system--complete instrument sets, assembled to order, sterilized and ready for use in reusable metal containers.

 Special Procedure Products

  Allegiance provides specialty biopsy needles for extracting samples of bone marrow and soft tissue, and a variety of specialty procedure trays. These include lumbar puncture trays, for measuring pressure and taking samples of cerebrospinal fluid; thoracentesis trays, for withdrawing fluid from chest or abdominal cavities, or from joints or cysts; amniocentesis trays, for obtaining amniotic fluid to assess the condition of fetuses; and other diagnostic trays and products used by obstetricians and gynecologists.

 Other Products

  Allegiance manufactures and markets a range of other leading products. It is the world's largest producer of natural rubber latex urinary drainage catheters, and it manufactures endotracheal tubes for respiration, anesthesia, and other therapies. Allegiance produces a broad line of hot and cold packs used to provide localized temperature therapy for orthopedic injuries and for patients recovering from childbirth and surgical procedures. It also manufactures and markets a broad line of patient-preparation, hair-removal, and skin-care products such as clippers, razors, and basins, as well as special soaps, sponges, and scrub brushes for surgeons and other operating room personnel.

COST-MANAGEMENT SERVICES

  Reducing costs while improving quality of care is the most significant challenge facing health-care providers today. Through its shared-risk/shared-savings programs, Allegiance aligns its goals with those of its customers. Under these agreements, which Allegiance introduced to the health-care industry in late 1994, Allegiance and its customers agree to share the savings if supply and related costs fall below an agreed upon target, or share the overage if these costs exceed the target. As of December 31, 1996, Allegiance had 26 shared-risk/shared-savings agreements with individual hospitals or hospital systems. Alternatively, these shared-risk/shared-savings agreements covered 58 250-bed equivalent facilities in 1996. In shared-risk/shared-savings accounts, Allegiance assigns a clinical project manager to work with a hospital's clinical staff to identify supply usage patterns, reduce variation by standardizing procedures and products, and eliminate unnecessary supplies. Product standardization involves the selection and use of one preferred brand from many options. Savings are realized from selecting the "best-value" product, cost efficiencies from increased volume for the selected brand and dealing with fewer vendors. Procedure standardization involves helping clinical staff reach consensus on what supplies should be used in a given procedure, then packaging and distributing the products. A typical assignment for a clinical project manager lasts 24 months. Hospitals ultimately buy fewer supplies, but a greater total portion of their supplies come from Allegiance. Sales of Allegiance's surgical products, for example, have grown in these accounts, while the hospitals' total supply costs have decreased. To the extent that savings do not materialize from these efforts, Allegiance is obligated to reimburse the customer for a portion of the shortfall.

  Much of the savings generated in these cost-management accounts come from the implementation of PBDS(TM) modules, which contain Allegiance's self-manufactured products, "best-value" products from preferred suppliers, and other third-party distributed products. These modules reduce hospital labor, purchasing, and other product and product-management costs. Rather than ordering products separately for a procedure, customers can order a single catalog number. Rather than nurses having to locate and assemble individual products for a procedure, the products arrive in one package. Additional savings are achieved when PBDS(TM) modules are delivered just-in-time, direct to the point of use through Allegiance's ValueLink(R) service.

  In addition, Allegiance offers customers professional consulting services, including modules derived from Allegiance's proprietary database of "best-demonstrated practices," to help hospitals improve their clinical operations, reduce lengths of stay and improve clinical outcomes. Allegiance also offers, through its ACCESS(TM) program, the expertise and services of leaders in other industries such as waste management, asset management, real estate and facility management, and forms and information management.

  Each of Allegiance's manufacturing units also offers programs to help customers control costs. There are programs to help health-care providers standardize and select the most cost-effective drapes, gowns, gloves, and other products for various procedures; identify the most cost-effective mix of products to include in custom procedure kits; sterilize, repair, and refurbish surgical instruments; and process reusable laundry, linen, and textiles. The Right Choice(TM) glove-management program, for example, helps health-care providers select the most cost-effective glove for various procedures while ensuring appropriate patient care and worker safety.

  On January 2, 1997, Allegiance acquired West Hudson & Co. Inc., a privately-owned health-care consulting firm with 1996 annual sales of $38.1 million. Allegiance paid approximately $30.5 million in cash and $10.5 million in stock with contingent payments to be paid over the next four years. This acquisition is consistent with Allegiance's strategic direction of providing cost-management services.

CONTRACTUAL ARRANGEMENTS; BUYING GROUPS

  A substantial portion of Allegiance's products are sold through contracts with purchasers. Some of these contracts have terms of more than one year and include limits on price increases. In the case of hospitals, clinical laboratories, and other facilities, these contracts may provide the customer with incentives to purchase particular products or categories of products. Some of these contracts are entered into with hospital buying groups seeking to achieve economies of scale in consolidating multiple hospitals' purchases from Allegiance.

  For the last three years, sales to customers who are members of two large hospital buying groups, Premier, Inc. ("Premier") and VHA Inc. ("VHA"), as a percentage of total sales, were 27 percent and 20 percent, respectively in 1996, 27 percent and 16 percent, respectively in 1995, and 23 percent and 13 percent, respectively in 1994. Premier and VHA each comprise a group of health-care organizations that benefit from the pricing and other benefits available to members of the group. Certain members of each group are free to purchase from the vendors of their choice. Although the loss of the relationship with either group could have a significant impact on sales to members of the group, the loss of such group would not necessarily mean the loss of all sales from all members of such group. No other buying group or single customer currently accounts for more than 10 percent of Allegiance's revenue.

SALES AND MARKETING

  Allegiance conducts its selling efforts through its subsidiaries. These subsidiaries have their own sales forces and direct their own sales efforts. In the United States, Allegiance uses a "team selling" approach with many of its hospitals, health systems, and multi-hospital group customers. This approach relies on an account manager to coordinate the various Allegiance Businesses' sales efforts. The account manager is responsible for all sales and service contacts with a given customer, acting as a focal point, and assembling cross-functional teams as needed to meet that customer's needs. Allegiance manages its field sales and service organization on a regional basis. The regional sales organizations are designed to develop strong strategic relationships with customers. In addition, sales are made to independent distributors, dealers, and sales agents. Outside of the United States, Allegiance products are primarily distributed through Baxter.

RAW MATERIALS SUPPLIERS

  Raw materials essential to Allegiance's business are purchased worldwide in the ordinary course of business from numerous suppliers. The vast majority of these materials are generally available, and no serious shortages or delays have been encountered. Certain raw materials used in producing some of Allegiance's products, including its natural rubber latex products, are available only from a small number of suppliers. In some of these situations, Allegiance has long-term supply contracts with its suppliers, although it does not consider its obligations under such contracts to be material. Allegiance does not always recover cost increases through customer pricing due to contractual limits and market pressure on such price increases.

PATENTS AND TRADEMARKS

  Allegiance does not consider any one or more of the patents and trademarks it holds or the licenses granted to or by it with respect to any patent or trademark to be essential to its businesses.

COMPETITION

  Allegiance has substantial competition in all of its markets. The changing health-care environment in recent years has led to increasingly intense competition among health-care suppliers. Competition is focused on price, service, and product performance. Pressure in these areas is expected to continue.

  The future financial success of health-care product and service companies, such as Allegiance, will depend on their ability to work with customers to help them provide quality care while enhancing their competitiveness through cost-management initiatives. Management believes it can help its customers achieve savings by automating supply-ordering procedures; optimizing distribution networks; improving utilization, materials management and labor productivity; achieving economies through product and procedure standardization; and performing certain non-clinical services on an outsourced basis. Allegiance further believes its strategy of providing unmatched service to its health-care customers and achieving the best overall cost in the delivery of health-care products and services is compatible with any anticipated realignment of the U.S. health-care system that may ultimately occur.

QUALITY CONTROL

  Allegiance places great emphasis on providing quality products and services to its customers. An integrated network of quality systems, including control procedures that are developed and implemented by technically trained professionals, result in rigid specifications for raw materials, packaging materials, labels, sterilization procedures, and overall process control. The quality systems integrate the efforts of raw material and finished goods suppliers to provide the highest value to customers. On a statistical sampling basis, a quality assurance organization tests components and finished goods at different stages in the manufacturing process to assure that exacting standards are met.

GOVERNMENT REGULATION

  Most of the products manufactured or sold by Allegiance in the United States are subject to regulation by the Food and Drug Administration ("FDA"), as well as by other federal and state agencies. The FDA regulates the introduction and advertising of new drugs and devices as well as manufacturing procedures, labeling, and record-keeping with respect to drugs and devices. The FDA has the power to seize adulterated or misbranded drugs and devices, to require the manufacturer to remove them from the market, and to publicize relevant facts. From time to time, Allegiance has removed products from the market that were found not to meet acceptable standards. This may occur with respect to Allegiance in the future. Product regulatory laws also exist in most other countries where Allegiance does or will do business.

  Allegiance's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various immaterial capital expenditures for environmental protection related to the Allegiance Business were made during 1995 and 1996. See "Item 3--Legal Proceedings."

RELATIONSHIP WITH BAXTER

  Allegiance and Baxter have entered into various agreements to govern certain of the ongoing relationships between Baxter and Allegiance after the Distribution, to provide mechanisms for an orderly transfer of the Allegiance Business from Baxter to Allegiance, and to facilitate an orderly transition to the status of two separate, publicly traded companies.

  Allegiance has significant continuing relationships with Baxter as an agent, distributor, customer, and supplier for a wide array of health-care products and services, and for certain administrative support services. Allegiance is Baxter's primary agent in distributing Baxter's intravenous solutions, cardiovascular devices, and other products in the United States and provides Baxter with certain administrative services including credit, collection and cash application, accounts payable, information technology, and telecommunications. Baxter distributes Allegiance's products in many countries around the world and provides various administrative services to Allegiance. Baxter does not have any ownership interest in Allegiance.

 Reorganization Agreement

  Baxter and Allegiance have entered into a reorganization agreement (the "Reorganization Agreement"). Subject to certain exceptions, the Reorganization Agreement provides for certain cross-indemnities (including an indemnity of Baxter by Allegiance with respect to certain guarantees by Baxter in connection with certain Allegiance agreements and certain financial guarantees) principally designed to place financial responsibility for the liabilities of the Allegiance Business with Allegiance and financial responsibility for the obligations and liabilities of Baxter's retained businesses and its other subsidiaries with Baxter. Specifically, Allegiance has agreed to assume liability for, and to indemnify Baxter against, any and all liabilities associated with the Allegiance Business, including any litigation, proceedings or claims relating to the products and operations thereof whether or not the underlying basis for such litigation, proceedings or claims arose prior to or after the Distribution Date. Baxter has agreed to indemnify Allegiance against any and all liabilities associated with Baxter's retained businesses. Specifically, Baxter has retained liability for, and agreed to indemnify Allegiance against, proceedings or claims relating to allegations of disease transmission through blood products and silicon-gel mammary implants.

  Pursuant to the Reorganization Agreement, Allegiance assumed all environmental liabilities that arise from or are attributable to the operations of the Allegiance Business, including, but not limited to, off-site waste-disposal liabilities. Allegiance also has agreed to indemnify Baxter against any and all such environmental liabilities relating to the Allegiance Business. Baxter has agreed to indemnify Allegiance against any and all environmental liabilities associated with the retained Baxter businesses. In addition, the Reorganization Agreement provides that each of Baxter and Allegiance will indemnify the other in the event of certain liabilities arising under the Securities Exchange Act of 1934.

  The Reorganization Agreement provides, among other things, that, in order to avoid potentially adverse tax consequences relating to the Distribution, for a period of two years after the Distribution, Allegiance will not: (i) cease to engage in an active trade or business within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"); (ii) issue or redeem any share of stock of Allegiance, except for certain issuances and redemptions for the benefit of Allegiance's employees or to effect acquisitions by Allegiance in the ordinary course of business or in connection with the issuance of any convertible debt by Allegiance or in accordance with the requirements for permitted purchases of Allegiance stock as set forth in Section 4.05(l)(b) of Revenue Procedure 96-30 issued by the Internal Revenue Service (the "IRS"); or
(iii) liquidate or merge with any other corporation, unless, with respect to
(i), (ii) or (iii) above, either (a) an opinion is obtained from counsel to Baxter, or (b) a ruling is obtained from the IRS, in either case to the effect that such act or event will not adversely affect the federal income tax consequences of the Distribution to Baxter, its stockholders who received Allegiance common stock or Allegiance. Allegiance expects that these limitations will not significantly constrain its activities or its ability to respond to unanticipated developments.

  The Reorganization Agreement provides that if, as a result of certain transactions occurring after the Distribution Date involving either the stock or assets of either Allegiance or any of its subsidiaries, or any combination thereof, the Distribution fails to qualify as tax-free under the provisions of Section 355 of the Code, then Allegiance shall indemnify Baxter for all taxes, liabilities, and associated expenses, including penalties and interest, incurred as a result of such failure of the Distribution to qualify under Section 355 of the Code. The Reorganization Agreement further provides that if the Distribution fails to qualify as tax-free under the provisions of
Section 355 of the Code, other than as a result of a transaction occurring after the Distribution Date involving either the stock or assets of Allegiance or any of its subsidiaries, or any combination thereof, then Allegiance shall not be liable for such taxes, liabilities, or expenses.

  The Reorganization Agreement also provides for the allocation of benefits between Baxter and Allegiance under existing insurance policies after the Distribution Date for claims made or occurrences prior to the Distribution Date and sets forth procedures for the administration of insured claims. In addition, the Reorganization Agreement provides that Baxter will use its reasonable efforts to maintain directors' and officers' insurance at substantially the level of Baxter's current directors' and officers' insurance policy for a period of six years with respect to the former directors and officers of Baxter who are directors and officers of Allegiance for acts relating to periods prior to the Distribution Date.

  In addition, the Reorganization Agreement addresses the treatment of employee benefit matters and other compensation arrangements for certain former and current Allegiance employees and their beneficiaries and dependents, as well as certain former employees of certain former Allegiance businesses and their beneficiaries and dependents (collectively, the "Allegiance Participants"). The Reorganization Agreement provides that the account balances (including outstanding loans) of all Allegiance Participants in the Baxter International Inc. and Subsidiaries Incentive Investment Plan (the "IIP"), and the plan assets related to such liabilities be transferred to Allegiance's new retirement savings plan. The Reorganization Agreement also generally provides that Allegiance assumes all liabilities for benefits under any welfare plans related to Allegiance Participants, other than certain claims incurred on or before the Distribution Date. Moreover, the Reorganization Agreement provides that, effective as of the Distribution Date, Allegiance is responsible for all other liabilities to Allegiance Participants (including unfunded supplemental retirement benefits), other than certain accruals under the Baxter Defined Benefit Excess Plan.

 Tax Sharing Agreement

  Baxter and Allegiance have entered into a tax sharing agreement (the "Tax Sharing Agreement") which allocates tax liabilities and responsibility for tax audits for periods prior to, and subsequent to the Distribution Date. The Tax Sharing Agreement also allocates consolidated alternative minimum tax and other tax credit carry-forwards as of the Distribution Date between Baxter and Allegiance.

 Agency, Services and Distribution Agreements

  Baxter's principal domestic operating subsidiary, Baxter Healthcare Corporation ("BHC"), and an Allegiance subsidiary have entered into an Agency, Services and Distribution Agreement (the "Domestic Distribution Agreements") for each of Baxter's four primary domestic business units, I.V. Systems, Renal, Cardiovascular, and Biotechnology, pursuant to which Baxter supplies products to Allegiance, and Allegiance, as agent or distributor for Baxter, provides physical distribution and various sales and sales support services to Baxter. The Domestic Distribution Agreements cover substantially all of the existing products of each of the foregoing business units.

  In most instances, Allegiance acts as Baxter's agent for the physical distribution of Baxter's products in return for a fee. In such situations, Baxter maintains the contractual relationship with the customer, manages sales, order-taking, and billing and collections, and retains title to the products until shipment to the ultimate customer. In certain situations, Allegiance acts as a full-service, value-added distributor for Baxter products with a direct contractual relationship with the ultimate customer. In these situations, Allegiance provides additional sales, sales support, and other customer and product-related services to the customer and purchases the products from Baxter at specified prices. In addition, Baxter pays to Allegiance the fee described above. Such additional services may include aggregating Baxter's products with others to be sold as "kits" for a given medical procedure or other cost-management services which assist the customer in reducing product consumption, improving utilization of assets, improving logistics, and reducing or eliminating operating costs.

  The initial term of the Domestic Distribution Agreements range from three years (Renal and Biotechnology) to five years (I.V. Systems and Cardiovascular). The agreements may be renewed upon expiration upon the mutual agreement of the parties. In the event of a Change In Control of one of the parties to the Domestic Distribution Agreements or certain of their affiliates, the other party to such agreement has the right, subject to certain notice periods and other restrictions, to terminate all, or in certain cases only the affected portion, of such agreement prior to its normal expiration. In the case of a Change In Control involving a competitor of the non-affected party, the notice period required for termination may be shorter than if such a competitor was not involved. For purposes of these agreements, a "Change In Control" includes the acquisition of more than 30 percent of the stock of either party or one of its affiliates, certain mergers or consolidations involving either party or one of its affiliates, the acquisition by either party of certain significant subsidiaries, and, in the case of an affiliate of either of the parties, the disposition of substantially all of its business and assets.

  Under the Domestic Distribution Agreements, Baxter is required within the Territory to distribute all covered I.V. Systems and Cardiovascular products (including any line extensions of such products) through Allegiance, subject to certain exceptions. In addition, Allegiance may not market, promote or solicit orders for any product that competes with any covered I.V. Systems or Cardiovascular product. Allegiance may however take orders for stock and sell competing products in response to customer requests. For purposes of the Domestic Distribution Agreements, the "Territory" is defined as the 50 states comprising the United States and the District of Columbia. Allegiance's right to distribute the covered products is limited to the Territory.

  The compensation received by Allegiance under the Domestic Distribution Agreements generally approximates or is based upon the internal business unit revenue and expense allocations that were in effect between the Baxter business units and the Allegiance Business prior to the date of the Distribution. Similarly, the service levels and performance standards remain as they were prior to the date of the Distribution.

  In addition to the Domestic Distribution Agreements, Baxter and Allegiance have entered into agreements pursuant to which Baxter has agreed to distribute Allegiance's surgical and other products outside of the United States and to distribute certain surgical products to the long-term, sub-acute, and home-care markets within the United States.

 Services Agreements

  Baxter and Allegiance have entered into several services agreements, to be effective from and after the Distribution Date, pursuant to which Baxter provides to Allegiance, and Allegiance provides to Baxter, certain administrative services necessary for the conduct of Baxter's and Allegiance's businesses. Services provided to Baxter by Allegiance include credit, collection and cash application, accounts payable, telecommunications, and information technology services. Services provided to Allegiance by Baxter include payroll, sales and use tax, human resources (including international expatriate services), research and development, travel, property management, and other services. These agreements have varying terms and, subject to certain exceptions, are generally terminable by either party upon 12 months or less notice. Under certain circumstances involving a Change In Control the agreements may be terminated earlier than normal. The agreements may be renewed upon expiration or by mutual agreement of the parties. The prices at which such services are provided generally are equal to or based on the actual cost of rendering such services.

  In addition, Baxter leases from Allegiance, for a term of ten years, a 217,000 square foot office building at Allegiance's McGaw Park, Illinois headquarters site. The leased building will continue to be occupied by Baxter's Renal Division. Allegiance subleases from Baxter all or a substantial part of an 85,000 square foot office building located in Deerfield, Illinois. This building is part of a three building complex leased by Baxter, and Allegiance's sublease is for the remainder of the current term of Baxter's lease. Baxter and Allegiance may also lease or sublease to each other miscellaneous office or other space for use in connection with various services performed for one another pursuant to the agreements described above.

EMPLOYEES

  As of December 31, 1996, Allegiance employed approximately 20,700 people.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Following are the names and ages, as of March 1, 1997, of the executive officers of the Company, and one or both of its two principal direct subsidiaries, Allegiance Healthcare Corporation and Allegiance Healthcare International Inc., their positions and summaries of their backgrounds and business experience.

  LESTER B. KNIGHT, age 38, has been chairman of the board and chief executive officer of Allegiance since June 1996. From 1992 to September 1996, he was an executive vice president of Baxter. He was elected a corporate vice president of Baxter in 1990. Mr. Knight joined Baxter in 1981.

  JOSEPH F. DAMICO, age 43, has been president and chief operating officer of Allegiance since June 1996. From 1992 to September 1996, he was a corporate vice president of Baxter. From 1979 to 1992, he held various positions at Baxter, including vice president and general manager of the Custom Sterile unit and president of the Convertors/Custom Sterile business.

  WILLIAM L. FEATHER, age 50, has been senior vice president, general counsel and secretary of Allegiance since June 1996. From January 1996 to September 1996, he was associate general counsel for Baxter Healthcare Corporation's United States Healthcare business. Between 1986 and 1996, he held various positions at Baxter, including corporate counsel, senior counsel, and assistant general counsel.

  PETER B. MCKEE, age 58, has been senior vice president and chief financial officer of Allegiance since June 1996. From 1993 until he joined Baxter Healthcare Corporation in May 1996, Mr. McKee was a senior vice president and chief financial officer at FoxMeyer Health Corporation, a pharmaceutical distributor, subsidiaries of which filed a petition under Chapter 11 of the United States Bankruptcy Code in August 1996. Prior to that, he was a partner and principal owner of InterSolve Group Corporation, a managerial consulting firm.

  KATHY BRITTAIN WHITE, age 47, has been senior vice president and chief information officer of Allegiance since June 1996. She joined Baxter as its chief information officer in 1995. From 1993 to 1995, she was vice president, information systems and services for AlliedSignal Corporation. Prior to that, she was vice president, corporate services, for Guilford Mills, Inc.

  RICHARD C. ADLOFF, age 39, has been corporate vice president and controller of Allegiance since June 1996. From 1994 to September 1996, he was vice president of finance for Baxter Healthcare Corporation's United States Healthcare business. From 1980 to 1994, he held various positions in accounting and finance at Baxter and American Hospital Supply Corporation.

  ROBERT B. DEBAUN, age 46, has been corporate vice president human resources of Allegiance since June 1996. From 1991 to September 1996, he was vice president of human resources for Baxter Healthcare Corporation's United States Distribution business. From 1981 to 1991, he held various positions, including manager of college relations for American Hospital Supply Corporation; and as director of corporate recruitment, director of corporate staffing and relocation, and vice president, human resources, for Baxter's I.V. Systems business.

  MARK J. EHLERT, age 43, has been corporate vice president quality and regulatory affairs of Allegiance since June 1996. From 1994 to September 1996, he was vice president, quality and regulatory affairs for the United States Sales and Distribution business of Baxter Healthcare Corporation. From 1975 to 1994, he held various positions at Baxter, including quality-control manager, director of quality management, director of manufacturing for northern Illinois I.V. Systems operations and general manager of the Singapore manufacturing operations.

  GAIL GAUMER, age 44, has been corporate vice president cost-management services and strategy of a subsidiary of Allegiance since June 1996. From 1995 to September 1996, she was president of marketing, strategy and business development for Baxter Healthcare Corporation's United States Healthcare business. From 1980 to 1995, she held various positions at Baxter, including president of Renal-Europe, vice president of global marketing, planning and new business development, and vice president and general manager for various Renal businesses. Ms. Gaumer serves as a director of FemRx, Inc.

  LEONARD G. KUHR, age 38, has been corporate vice president and treasurer of Allegiance since June 1996. From 1995 to September 1996, he was vice president, capital markets at Baxter. From 1979 to 1995, he held various positions at Baxter and American Hospital Supply Corporation, including vice president and controller of the Specialty Business group, vice president finance for the Surgical Business, and various tax management positions for the corporate tax function.

  ROGER L. SISTERMAN, age 53, has been corporate vice president manufacturing of Allegiance's operating subsidiaries since June 1996. From 1994 to September 1996, he was vice president of manufacturing and operations for Baxter Healthcare Corporation. From 1977 to 1994, he held various positions at Baxter, including director of materials management for Baxter's Pharmaseal division, vice president of manufacturing for Baxter Custom Sterile and vice president for Convertors/Custom Sterile.

ITEM 2. PROPERTIES

  Allegiance owns or has long-term leases on substantially all of its major manufacturing facilities. Allegiance maintains 22 manufacturing facilities in the United States, France, Malaysia, Malta, and Mexico. Allegiance owns or leases 60 distribution centers in the United States.

  Allegiance maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform with the current state of technology and government regulations.

ITEM 3. LEGAL PROCEEDINGS

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

  BHC was one of ten defendants named in a purported class action filed in August 1993, Kennedy, et al., v. Baxter Healthcare Corporation, et al., (Sup. Ct., Sacramento Co., Cal., #535632), on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. The case alleged that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling and the case was dismissed. In April 1994, a similar purported class action, Green, et al., v. Baxter Healthcare Corporation, et al., (Cir. Ct., Milwaukee Co., WI, 94CV004977), was filed against BHC and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, Wolf v. Baxter Healthcare Corp., et al., (Circuit Court, Wayne County, MI, 96-617844NP). BHC is the only named defendant in this suit. On January 3, 1997, BHC was served with a similar, nationwide proposed class action, Murray, et al., v. Baxter Healthcare Corporation, et al., (U.S.D.C. Southern

District of Indiana, IP96-1889C). Baxter and three other companies are defendants. On October 9, 1996, the plaintiff in a case pending in federal court filed a petition with the Judicial Panel on Multi District Litigation, In re Latex Gloves Products Liability Litigation, (MDL Docket No. 1148), seeking to transfer and consolidate the cases pending in federal court for pretrial proceedings and/or trial. On February 26, 1997, the Panel granted the petition and ordered all cases pending in federal court to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. As of March 1, 1997, 80 additional lawsuits had been served on BHC and/or the Company containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

  Because of the increase in claims filed and the ongoing defense costs that will be incurred, the Company believes it is probable that Allegiance will incur significant expenses related to the defense of cases involving natural rubber latex gloves. During the fourth quarter of 1996, the Company was able to determine the minimum amount of the potential range of defense costs expected to be incurred related to existing cases. Consequently, the Company recorded a charge of $19.5 million in the fourth quarter of 1996 to provide the minimum amount of the potential range of legal defense costs.

  Allegiance believes a substantial portion of any potential liability and remaining defense costs related to natural rubber latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. In 1996, Baxter notified its insurance companies that it believes these cases and claims are covered by Baxter's insurance. Most of the insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Upon resolution of any of the uncertainties concerning these cases, the Company may incur charges in excess of presently established reserves. It is not expected that the outcome of these matters will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

  Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The law provides that potentially responsible parties may be held jointly and severally liable for the cost of investigating and remediating a site. This liability applies to the generator even if the waste was handled by a contractor in full compliance with the law.

  As of December 31, 1996, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

  The Company is a defendant in, or has assumed the defense of, a number of other claims, investigations and lawsuits. Upon resolution of any of these uncertainties, the Company may incur charges in excess of presently established reserves. Based on the advice of counsel, management does not believe the outcome of these matters or the environmental matters, individually or in the aggregate, will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
    STOCKHOLDER MATTERS

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 under the caption "Notes to Consolidated Financial Statements," which information is hereby incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 under the caption "Five-Year Summary of Selected Financial Data," which information is hereby incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 under the caption "Management's Discussion and Analysis," which information is hereby incorporated herein by reference.

                               ----------------

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Statements indicating the Company "plans," "expects," "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including, but not limited to, general economic and business conditions, changing trends in the health-care industry and customer profiles, competition, changes in governmental regulations, and unfavorable foreign currency fluctuations. Although Allegiance believes that its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Allegiance will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

  In addition to the risks and uncertainties of ordinary business operations, the forward-looking statements of the Company contained in this Annual Report on Form 10-K are also subject to the following risks and uncertainties:

 United States Health-Care Environment

  The United States health-care system continues to undergo fundamental change. Competition for patients among health-care providers continues to intensify. Increasingly, providers are looking for ways to better manage costs in areas such as materials handling, supply utilization, product standardization for specific procedures, and capital expenditures.

  Accelerating cost pressures on hospitals in the United States and overseas are resulting in increased out-patient and alternate-site health-care service delivery and a focus on cost-effectiveness and quality. At the same time, the elderly segment of the population in the United States and abroad is growing. These forces increasingly shape the demand for, and supply of, medical care. Many private health-care payors provide incentives for consumers to seek lower-cost care outside the hospital. Many corporations' employee health plans provide financial incentives for patients to use the most cost-effective forms of treatment (managed care programs, such as health maintenance organizations, have become more common), and physicians are being encouraged to provide more cost-effective treatments. In the past, Allegiance's distribution network has been focused on traditional distribution to hospitals.

  The future financial success of health-care product and service companies, such as Allegiance, will depend on their ability to assist health-care providers to help them enhance their competitiveness and to provide products to alternate sites as treatment moves outside the hospital. Management believes it can help its customers achieve savings by automating supply-ordering procedures; optimizing distribution networks; improving utilization; materials management and labor productivity; achieving economies through product and procedure standardization; and performing certain nonclinical services on an outsourced basis. Management further believes its strategy of providing unmatched service to its health-care customers and achieving the best overall cost in its delivery of health-care products and services is compatible with any anticipated realignment of the United States health-care system that may ultimately occur. If customers do not respond favorably to the Allegiance strategy, these changes could have a material adverse effect on Allegiance's business, results of operations, and financial condition.

 United States Competition

  The changing health-care environment in recent years has led to increasingly intense competition among health-care suppliers. Competition is focused on price, service, and product performance. Pressure in these areas is expected to continue. There has been substantial consolidation in Allegiance's customer base and among its competitors. In recent years, Allegiance's overall price increases have been lower than increases in the Consumer Price Index. Industry trends and competition may inhibit Allegiance's ability to increase prices, and may continue to depress Allegiance's margins in the future.

  In part through its previously announced and ongoing restructuring program, Allegiance plans to continue to increase its efforts to minimize costs and better meet accelerating price competition. Allegiance believes that its cost position will continue to benefit from improvements in manufacturing technology and increased economies of scale. Allegiance continues to improve the quality of its products and services. If Allegiance is unsuccessful in maintaining its service and quality levels while decreasing costs, the competitive environment may have a material adverse effect on Allegiance's business, results of operations, and financial condition.

 Revenues from Customers Purchasing through Buying Groups

  For the last three years, sales to customers who are members of two large hospital buying groups, Premier and VHA as a percentage of total sales, were 27 percent and 20 percent, respectively in 1996, 27 percent and 16 percent, respectively in 1995, and 23 percent and 13 percent, respectively in 1994. Premier and VHA each comprise a group of health-care organizations that benefit from the pricing and other benefits available to members of the group. Certain members of each group are free to purchase from the vendors of their choice. Although the loss of the relationship with either group could have a significant impact on sales to members of the group, the loss of such group would not necessarily mean the loss of all sales from all members of such group. No other buying group or single customer currently accounts for more than 10 percent of Allegiance's revenue.

 Financial Leverage

  As of December 31, 1996, Allegiance had outstanding long-term indebtedness in the amount of approximately $1.1 billion. Such indebtedness may limit Allegiance's future financial flexibility.

 Mutual Distribution Arrangements

  Allegiance and Baxter are parties to various agency and distribution arrangements pursuant to which Allegiance distributes certain Baxter products in the United States and Baxter distributes certain Allegiance products in the United States and internationally. The initial terms of these agreements range from three to five years. Although the present intention of Allegiance and Baxter is that these distribution arrangements continue as long as the relationship between the parties is mutually beneficial, no assurance can be given that these arrangements will be extended beyond their original expiration dates or will not be terminated prior to their original terms.

 Dependence on Administrative Services

  Allegiance and Baxter rely on each other for the provision of certain administrative services. Such services are provided, pursuant to contractual arrangements that can be terminated by either party upon no more than 12 months notice, at rates intended to approximate the cost of providing such services. No assurance can be given that such arrangements will continue in the future, that the cost of arranging substitute service either internally or from a third party would not increase the cost to the service recipient, or that a service provider will not be forced to absorb a greater share of its fixed overhead costs in the event of a termination of these arrangements.

 Limited Operating History as an Independent Company

  Allegiance has only been operating as an independent public company since September 30, 1996. While Allegiance has been profitable as part of Baxter, there is no assurance that as a stand-alone company profits will continue at the same level.

 Product Liability

  Upon the Distribution, Allegiance assumed the defense of litigation involving claims related to the Allegiance Business, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. Allegiance will be defending and indemnifying BHC as contemplated by the Reorganization Agreement for all expenses and potential liabilities associated with claims pertaining to this litigation. It is expected that Allegiance will be named as a defendant in future litigation, and may be added as a defendant in existing litigation.

  Allegiance believes that a substantial portion of any potential liability and remaining defense costs related to natural rubber latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits, and insurer solvency. In 1996, Baxter notified its insurance companies that it believes these cases and claims are covered by Baxter's insurance. Most of the insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Upon resolution of any of the uncertainties concerning these cases, the Company may incur charges in excess of presently established reserves. It is not expected that the outcome of these matters will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

 Environmental Contingencies

  Under the U.S. Superfund statute and many state laws, generators of hazardous waste sent to a disposal or recycling site are liable for cleanup of the site if contaminants from that property later leak into the environment. The law provides that potentially responsible parties may be held jointly and severally liable for the cost of investigating and remediating a site. This liability applies to the generator even if the waste was handled by a contractor in full compliance with the law.

  As of December 31, 1996, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

 Government Regulation

  Significant aspects of Allegiance's businesses are subject to state and federal statutes and regulations governing, among other things, reimbursement under federal and state medical assistance programs, medical waste-disposal, dispensing of controlled substances, and workplace health and safety. In addition, most of the products manufactured or sold by Allegiance in the United States are subject to regulation by the FDA, as well as by other federal and state agencies. The FDA has the power to seize adulterated or misbranded drugs and devices, to require the manufacturer to remove them from the market, and to publicize relevant facts. From time to time, Allegiance has removed products from the market that were found not to meet acceptable standards. This may occur with respect to Allegiance in the future. Product regulatory laws exist in most other countries where Allegiance does or will do business. There can be no assurance that federal, state or foreign governments will not impose additional restrictions or adopt interpretations of existing laws that could materially adversely affect Allegiance's business, results of operations or financial condition.

 International Expansion

  Allegiance currently has international sales of self-manufactured surgical products primarily in Canada, France, and Germany. Allegiance management expects to increase its sales efforts internationally, which could expose it to greater risks associated with government regulations and fluctuations in foreign currency. There can be no assurance that Allegiance will be successful in expanding its sales efforts internationally or employ a risk management strategy that will completely eliminate its exposure to adverse movements in foreign currency rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996 under the captions "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of Equity," and "Notes to Consolidated Financial Statements," which information is hereby incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
    ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Company

  The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, under the caption "Election of Directors," which information is hereby incorporated herein by reference.

(b) Executive officers of the Company

  Reference is made to "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, under the captions "Compensation of Directors and Executive Officers" and "Report of the Compensation and Nominating Committee of the Board of Directors," which information is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1997, under the caption "Ownership of the Capital Stock of the Company," which information is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)Financial Statements

  The following financial statements of Allegiance Corporation, are included in Part II, Item 8:

    (i) Report of Independent Accountants from Price Waterhouse LLP;

    (ii) Consolidated Balance Sheets--as of December 31, 1996 and 1995;

    (iii) Consolidated Statements of Operations--years ended December 31, 1996, 1995 and 1994;

    (iv) Consolidated Statements of Cash Flows--years ended December 31, 1996, 1995 and 1994;

    (v) Consolidated Statements of Equity--years ended December 31, 1996, 1995 and 1994; and

    (vi) Notes to Consolidated Financial Statements.

  (2)Financial Statement Schedules

    (i) Report of Independent Accountants from Price Waterhouse LLP; and

    (ii) Schedule II--Valuation and Qualifying Accounts.

  (3)Exhibits

    Exhibits required by Item 601 of Regulation S-K are listed in the
    Exhibit Index hereto, which information is hereby incorporated by reference.

(b) Reports on Form 8-K

  A report on Form 8-K, dated November 1, 1996 was filed with the Securities and Exchange Commission under Item 5, Other Events, to file information disclosing the Company's change in its accounting policy for assessing goodwill impairment.

(c) Exhibits

  The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

(d) Financial Statement Schedules

  The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 14(a)(2) herein.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 27, 1997.

                                          Allegiance Corporation

                                                   /s/ Lester B. Knight
                                          By: _________________________________
                                              Lester B. Knight, Chairman of the
                                                          Board and
                                                   Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT ON MARCH 27, 1997 IN THE CAPACITIES INDICATED:

                 SIGNATURE                                     TITLE
                 ---------                                     -----


           /s/ Lester B. Knight             Chairman of the Board and Chief Executive
___________________________________________   Officer (Principal Executive Officer)
             Lester B. Knight

           /s/ Joseph F. Damico             President, Chief Operating Officer and
___________________________________________   Director
             Joseph F. Damico

            /s/ Peter B. McKee              Senior Vice President and Chief Financial
___________________________________________   Officer (Principal Financial Officer)
              Peter B. McKee

           /s/ Richard C. Adloff            Corporate Vice President and Controller
___________________________________________   (Principal Accounting Officer)
             Richard C. Adloff

           /s/ Silas S. Cathcart            Director
___________________________________________
             Silas S. Cathcart

           /s/ David W. Grainger            Director
___________________________________________
             David W. Grainger

           /s/ Arthur F. Golden             Director
___________________________________________
             Arthur F. Golden

         /s/ Michael D. O'Halleran          Director
___________________________________________
           Michael D. O'Halleran

           /s/ Kenneth D. Bloem             Director
___________________________________________
             Kenneth D. Bloem

           /s/ Connie R. Curran             Director
___________________________________________
             Connie R. Curran

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Allegiance Corporation

Our audits of the consolidated financial statements referred to in our report dated February 3, 1997 appearing in the 1996 Annual Report to Stockholders of Allegiance Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Chicago, Illinois
February 3, 1997

                                                                    SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                           (IN MILLIONS OF DOLLARS)

                                                ADDITIONS
                                  --------- ----------------- ---------- -------
                                   BALANCE  CHARGED  CHARGED             BALANCE
                                     AT     TO COSTS TO OTHER DEDUCTIONS AT END
                                  BEGINNING   AND    ACCOUNTS    FROM      OF
DESCRIPTION                       OF PERIOD EXPENSES   (A)     RESERVES  PERIOD
-----------                       --------- -------- -------- ---------- -------
Year ended December 31, 1996
 Accounts receivable.............   $18.2    $10.3     $--      $(2.1)    $26.4
Year ended December 31, 1995
 Accounts receivable.............   $17.4    $ 2.6     $--      $(1.8)    $18.2
Year ended December 31, 1994
 Accounts receivable.............   $12.7    $ 7.2     $1.2     $(3.7)    $17.4

--------
(A) Valuation accounts of acquired or divested companies and foreign currency translation adjustments. Reserves are deducted from assets to which they apply.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2.1    Reorganization Agreement between Baxter International Inc. and
         Allegiance Corporation(1)
  3.1    Certificate of Incorporation of Allegiance Corporation, including
         Certificate of Designation relating to Series A Junior Participating
         Preferred Stock of Allegiance Corporation(2)
  3.2    Bylaws of Allegiance Corporation(1)
  4.1    Indenture dated as of October 1, 1996 between Allegiance Corporation and PNC Bank, Kentucky, Inc.(2)
  4.2    Board Resolutions creating the 7.30% Notes due October 15, 2006, the
         7.80% Debentures due October 15, 2016 and the 7.00% Debentures due
         October 15, 2026(2)
 10.1*   Allegiance Corporation 1996 Outside Director Incentive Compensation
         Plan(1)
 10.2*   Allegiance Corporation 1996 Incentive Compensation Plan(1)
 10.3*   Allegiance Corporation Change in Control Plan(1)
 10.4*   Retention Agreement for Ms. Gaumer(1)
 10.5    Intentionally left blank.
 10.6    Agency Services and Distribution Agreement dated as of September 30,
         1996 between Allegiance Corporation and Baxter International Inc.(3)
 10.7    $1.2 Billion Credit Agreement dated as of September 23, 1996 among
         Allegiance Corporation and the financial institutions named therein(1), as amended by the First Amendment to the Credit Agreement dated January 30, 1997 among Allegiance Corporation and the financial institutions named therein which is filed herewith
 10.8    Amendment dated October 16, 1996 to the $1.2 Billion Credit Agreement dated as of September 23, 1996 among Allegiance Corporation and the financial institutions named therein which is filed herewith
 10.9    Rights Agreement, by and between Allegiance Corporation and the rights agent named therein(1)
 11.1    Statement regarding Computation of Primary Earnings per Common Share
 11.2    Statement regarding Computation of Fully Diluted Earnings per Common
         Share
 12.1    Statement regarding Computation of Pro Forma Ratio of Earnings to
         Fixed Charges
 13.1    Excerpts from 1996 Annual Report to Stockholders incorporated herein by reference
 21.1    Subsidiaries of Allegiance Corporation(1)
 23.1    Consent of Price Waterhouse LLP
 27.1    Financial Data Schedule

--------
(1) Incorporated herein by reference to the exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-12525.
(2) Incorporated herein by reference to the Exhibit of equivalent number to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.
(3) Incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.
   * Denotes each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.