Form 10-Q
period 1997-03-31
ALLEGIANCE CORP
filed 1997-05-14
CIK 1017799

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____ to ____

               Commission file number  1-11885
                                      --------------------

                            ALLEGIANCE CORPORATION.
                            ----------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                  36-4095179
  --------------------------------                 -----------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

1430 Waukegan Road, McGaw Park, Illinois                   60085
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


                                (847)  689-8410
                        ------------------------------
                        (Registrant's telephone number,
                             including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No____
                                    ---

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of May 5, 1997, the latest practicable date, was 57,842,660 shares.

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Allegiance Corporation
            Condensed Consolidated Statements of Income (Unaudited)
                     (in millions, except per share data)
-------------------------------------------------------------------------------

                                                            Three months ended
                                                                  March 31,
                                                               1997       1996
                                                               ----       ----
Net sales                                                  $1,055.9   $1,115.0

Costs and expenses
 Cost of goods sold                                           836.1      889.3
 Selling, general and administrative
  expenses                                                    161.0      165.8
 Research & development                                         2.0        2.0
 Goodwill amortization                                          5.3        9.2
 Interest expense                                              18.9          -
 Other (income) expense                                         0.2       (1.0)
------------------------------------------------------------------------------
 Total costs and expenses                                   1,023.5    1,065.3
------------------------------------------------------------------------------
Income before income taxes                                     32.4       49.7
Income tax expense                                             11.4       19.1
------------------------------------------------------------------------------

Net income                                                 $   21.0      $30.6
------------------------------------------------------------------------------
Net income per common share                                   $0.38       N/A
Average number of common shares outstanding                    55.3       N/A
==============================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
                     Condensed Consolidated Balance Sheets
                       (in millions, except par value and shares)

------------------------------------------------------------------------------

                                                                                     March 31,    December 31,
                                                                                          1997            1996
                                                                                          ----            ----
                                                                                    (Unaudited)
Current assets               Cash and equivalents                                      $   26.3       $   22.9
                             Accounts receivable (net
                              of allowance for doubtful accounts
                              of $26.6 and $26.4 at March 31,
                              1997 and December 31, 1996,
                              respectively)                                               489.5          515.1

                             Notes and other current
                              receivables                                                  17.3           32.4

                             Inventories                                                  626.4          628.5
                             Deferred income taxes                                        119.7          122.8
                             Prepaid expenses                                              23.4           13.8
                           ---------------------------------------------------------------------------------------
                             Total current assets                                       1,302.6        1,335.5
                           ---------------------------------------------------------------------------------------

Property,                    At cost                                                    1,530.9        1,519.1
plant and                    Accumulated depreciation and
equipment                     amortization                                               (707.1)        (681.2)
                           ---------------------------------------------------------------------------------------
                             Net property, plant and equipment                            823.8          837.9
------------------------------------------------------------------------------------------------------------------

Other assets                 Goodwill and other intangibles                               547.8          514.5
                              Other                                                       118.9          111.3
                           ---------------------------------------------------------------------------------------
                             Total other assets                                           666.7          625.8
------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $2,793.1       $2,799.2
==================================================================================================================

Current
liabilities                  Accounts payable and accrued liabilities                     688.0          698.1
------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                          1,086.8        1,106.6
------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                     109.9          107.4
------------------------------------------------------------------------------------------------------------------
Other non-current liabilities                                                              55.9           59.4
------------------------------------------------------------------------------------------------------------------
Equity                       Common stock, par value $1.00,
                              authorized 200,000,000 shares,
                              outstanding 55,442,766 shares at
                              March 31, 1997 and 54,977,000
                              December 31, 1996                                            55.4           55.0
                             Additional contributed capital                                11.0            1.5
                             Retained earnings                                            784.8          769.2
                             Cumulative foreign currency adjustment                         1.3            2.0
                           ---------------------------------------------------------------------------------------
                             Total equity                                                 852.5          827.7
------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                           $2,793.1       $2,799.2
==================================================================================================================

The accompany notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in millions)
-------------------------------------------------------------------------------

                                                                                         Three months ended
                                                                                              March 31,
                                                                                          1997         1996
                                                                                          ----         ----
(Brackets denote cash outflows)

Cash flow provided              Net income                                                $21.0          $30.6
by operations                   Adjustments
                                  Depreciation and amortization                            31.2           37.3
                                  Deferred income taxes                                     5.1           12.8
                                  Other                                                     2.1            1.1
                                Changes in balance sheet items
                                  Accounts and notes receivable                            44.7           13.6
                                  Inventories                                               2.1          (29.2)
                                  Accounts payable and other current liabilities           (3.1)          (9.3)
                                  Restructuring program payments                           (8.3)         (11.2)
                                  Other                                                   (11.9)          (1.9)
                                --------------------------------------------------------------------------------
                                Cash flow provided by operations                           82.9           43.8
----------------------------------------------------------------------------------------------------------------
Investment                      Capital expenditures                                      (14.8)         (14.6)
transactions                    Acquisitions (net of cash received)                       (36.5)          (9.2)
                                Proceeds from asset dispositions                              -           (5.2)
                                --------------------------------------------------------------------------------
                                Investment transactions, net                              (51.3)         (29.0)
----------------------------------------------------------------------------------------------------------------
Financing                       Payments to Baxter International Inc.                         -          (11.8)
transactions                    Decrease in debt with maturities of three
                                  months or less, net                                     (47.0)             -
                                Issuances of debt                                          25.0              -
                                Common stock cash dividends                                (5.6)             -
                                Common stock issued under employee benefit plans            2.0              -
                                Purchase of treasury stock                                 (2.6)             -
                                --------------------------------------------------------------------------------
                                Financing transactions, net                               (28.2)         (11.8)
----------------------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                                            3.4            3.0
Cash and equivalents at beginning of period                                                22.9            0.8
----------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                     $26.3           $3.8
================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Allegiance Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Company background
-----------------------

Allegiance Corporation ("Allegiance" or the "company") was incorporated in Delaware in June 1996. On September 30, 1996 (the "Distribution Date"), Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries the United States health-care distribution business, surgical and respiratory therapy business and health-care cost management business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. The spin-off was effected on the Distribution Date through a distribution of common stock of Allegiance to Baxter stockholders (the "Distribution"). The Distribution of approximately 54.8 million shares of Allegiance stock, based on an exchange ratio of one for five, was made to those who were Baxter stockholders on the record date of September 26, 1996. No historical earnings per share data is presented prior to October 1, 1996, as the Allegiance Business' earnings were part of Baxter's consolidated results through the close of business on September 30, 1996.

2.   Financial information
--------------------------

The unaudited interim condensed consolidated financial statements of Allegiance have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1996..

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

3.   Pro forma financial information
------------------------------------

The following unaudited pro forma combined statement of income presents the combined results of Allegiance assuming that the transactions contemplated by the Distribution had been completed as of January 1, 1996. The unaudited pro forma information has been prepared utilizing the historical consolidated financial statements of Allegiance. All pro forma adjustments were substantially consistent with those disclosed in the company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1996 (in millions, except per share data).

                                                      Three months ended
                                                        March 31, 1996
                                                    ----------------------
          Net sales                                         $1,112.1
          Costs and expenses
           Cost of goods sold                                  887.2
           Selling, general and administrative expenses        168.0
           Research & development                                2.0
           Interest, net                                        22.5
           Goodwill amortization                                 9.2
           Other (income) expense                               (1.0)
             Total costs and expenses                        1,087.9
                                                          ----------
          Pretax income                                         24.2
          Income tax expense                                     9.1
             Net income                                        $15.1
                                                          ==========
          Net income per common share                          $0.28
                                                          ==========
          Average number of common
             shares outstanding                                 54.9
                                                          ==========

4.   Inventories
----------------

------------------------------------------------------------------------------
                                                   March 31,      December 31,
(in millions)                                           1997              1996
------------------------------------------------------------------------------
Raw materials                                  $55.3                   $ 52.8
Work in process                                 55.2                     46.4
Finished products                              515.9                    529.3
------------------------------------------------------------------------------
Total inventories                             $626.4                   $628.5
==============================================================================

5.   Restructuring charges
--------------------------

----------------------------------------------------------------------------------------------------
                                                 Divestitures
                                Employee-         and asset            Other
(in millions)                 related costs      write-downs           costs              Total
----------------------------------------------------------------------------------------------------
December 31, 1996 balance          $24.0             $22.0              $20.1              $66.1
----------------------------------------------------------------------------------------------------
Utilization:

     Cash                           (4.0)                -               (4.3)              (8.3)
     Non-cash                        -                (0.5)                 -               (0.5)
----------------------------------------------------------------------------------------------------
March 31, 1997 balance             $20.0             $21.5              $15.8              $57.3
====================================================================================================

Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation, implementation teams and facility consolidations. Since the inception of the restructuring program, approximately 2,200 of the 2,300 positions that are expected to be affected by the program have been eliminated. The remaining reductions will occur throughout 1997 and 1998, as facility closures and consolidations are completed as planned.

6.  Legal proceedings
---------------------

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

BHC was one of ten defendants named in a purported class action filed in August 1993, KENNEDY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., (Sup. Ct., Sacramento Sacremento Co., Cal., #535632), on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. The case alleged that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling and the case was dismissed. In April 1994, a similar purported class action, GREEN, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., (Cir. Ct., Milwaukee Co., WI, 94CV004977), was filed against BHC and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, WOLF V. BAXTER HEALTHCARE CORP., ET AL., (Circuit Court, Wayne County, MI, 96-617844NP). BHC is the only named defendant in that suit. On January 3, 1997, BHC was served with a similar, nationwide proposed class action, MURRAY, ET AL., V. BAXTER HEALTHCARE CORPORATION, ET AL., (U.S.D.C. Southern District of Indiana, IP96-1889C). BHC and three other companies are defendants. On April 11, 1997, a similar proposed statewide class action, DELPIT, ET AL. V. ANSELL, INC., ET AL., (U.S.D.C. Eastern District of Louisiana, 97-1112), was filed on behalf of users of latex gloves in the State of Louisiana. BHC and five other companies are defendants. On October 9, 1996, the plaintiff in one such case pending in federal court filed a petition with the Judicial Panel on Multi District Litigation, IN RE LATEX GLOVES PRODUCTS LIABILITY LITIGATION, (MDL Docket No.
1148), seeking to transfer and
consolidate the cases pending in federal court for pretrial proceedings and/or trial. On February 26, 1997, the Panel granted the petition and ordered all cases pending in federal court to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. As of May 9, 1997, 95 additional lawsuits have been served on BHC and/or the company containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

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

Allegiance believes a substantial portion of any potential liability and remaining defense costs related to natural rubber latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. In 1996, Baxter notified its insurance companies that it believes that these cases and claims are covered by Baxter's insurance. Most of the insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Upon resolution of any of the uncertainties concerning these cases, the company may incur charges in excess of presently established reserves. It is not expected that the outcome of these matters will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

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

As of March 31, 1997, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

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

7.   Subsequent Events
----------------------

In April 1997, Allegiance sold substantially all of its investment in MedManagement, L.L.C. which generated net proceeds of approximately $16.0 million.

On May 2, 1997, the company received $54.8 million in cash from 141 members of Allegiance's management who purchased approximately 2.4 million shares of the company's stock. This plan was designed to directly align management and stockholder interests. Under the terms of the voluntary program, Allegiance managers used personal full-recourse loans to purchase the newly issued shares at the closing price per share on May 2, 1997 of $23 1/4. The loans, borrowed from several banks, are at market interest rates and are the personal obligations of the participants. Allegiance has agreed to guarantee repayment to the banks in the event of default by a participant. Allegiance may take all actions necessary to obtain full reimbursement from the participant for amounts paid by Allegiance, if any, to the banks in the future under its guarantee.

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

The following management discussion and analysis describes material changes in the company's financial condition since December 31, 1996. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1996.

Certain statements in this discussion constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements indicating the company "plans," "expects," estimates" or "believes" are forward-looking statements that involve known and unknown risks, including, but not limited to, general economic and business conditions, changing trends in the health-care industry and customer profiles, competition, changes in governmental regulations, and unfavorable foreign currency fluctuations. Although Allegiance believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Allegiance will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The company undertakes no obligation to update publicly any forwarding-looking statement whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS


Sales


--------------------------------------------------------------------------------
                                     Three months ended
                                           March 31,
                                                                     Percent
(in millions, except percentages)         1997             1996     (decrease)
--------------------------------------------------------------------------------
Geographic region
  United States                          990.5         $1,047.0      (5.4%)
  International                           65.4             68.0      (3.8)
--------------------------------------------------------------------------------
Total net sales                       $1,055.9         $1,115.0      (5.3%)
--------------------------------------------------------------------------------
Product Category
  Distributed product                   $680.9           $732.4      (7.0%)
  Self-manufactured product              375.0            382.6      (2.0)
--------------------------------------------------------------------------------
Total net sales                       $1,055.9         $1,115.0      (5.3%)
--------------------------------------------------------------------------------

The decline in Allegiance's domestic and distributed product net sales for the three months ended March 31, 1997 as compared to the same period in the prior year principally resulted from the ongoing execution of plans to improve profitability by reducing sales in lower-margin, distributed products in the United States.

International sales during the three months ended March 31, 1997 as compared to the same period in the prior year continued to be reduced slightly by unfavorable foreign-exchange rates. In addition, the comparison to the prior year continues to be unfavorably impacted by Allegiance's selling arrangements in international markets: as part of Baxter, the company sold products directly to customers. Subsequent to becoming an independent public company, Allegiance sells products through Baxter as a distributor.

The decline of self-manufactured product sales during the three months ended March 31, 1997 as compared to the same period in the prior year resulted from decreased volume and on-going pricing pressures in the U.S. Additionally, the decline in international sales discussed above, contributed to the decline.

                                                                       Three months ended March 31,
                                                                                         Pro forma
(as a percentage of sales)                                   1997           1996          1996/(1)/
----------------------------------------------------------------------------------------------------
Gross margin                                                20.8%          20.2%           20.2%
Selling, general and administrative expenses                15.2           14.9            15.1
----------------------------------------------------------------------------------------------------

/(1)/Refer to Note 3 to "Notes to Condensed Consolidated Financial Statements" for pro forma financial information.


Gross margin increased by 0.6 percentage points for the three months ended March 31, 1997 as compared to the same period in the prior year. This increase is consistent with the company's planned reduction in sales of lower-margin, distributed products discussed earlier and reflects the company's ability to offset pricing pressures with cost efficiencies. Allegiance plans to continue its efforts to improve its gross margin by offsetting pricing pressures with manufacturing and other cost efficiencies, managing its product mix more effectively, and, when possible, instituting price increases.

In 1996, selling, general, and administrative expense in the first quarter benefited from a $5.7 million non-recurring reversal of excess reserves. Excluding this item, selling, general and administrative expenses as a percent of sales for the three months ended March 31, 1996, would have been 15.4% on a historical basis and 15.6% on a pro forma basis. The reduction in selling, general and administrative expenses as a percent of sales during the first quarter of 1997 as compared to both the historical and pro forma expenses in the same period of the prior year, resulted principally from lower headcount, lower benefit costs and overall expense control initiatives implemented by management in both current and prior periods. Management plans to continue to improve this ratio through continued expense reduction initiatives.

Goodwill

Goodwill expense for the three months ended March 31, 1996 does not reflect the benefit of $4.7 million of lower goodwill amortization that resulted from the company's $550.0 million write-down of goodwill during the fourth quarter of 1996.

Restructuring Program

In November 1993, Baxter initiated a restructuring program to improve stockholder value and reduce costs. These strategic actions were designed in part to make the Allegiance Business more efficient and responsive in addressing the changes occurring in the U.S. health-care system. See Note 5 to "Notes to the Condensed Consolidated Financial Statements" for discussions related to cash and non-cash utilization of the reserves and headcount reductions to date.

Management believes that the program is on target to achieve anticipated direct savings of approximately $155 million in 1997 and exceeding $155 million in 1998. The company anticipates that these savings will continue to partially offset potential future gross margin erosion and investments into cost-management initiatives. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the restructuring program and that future cash expenditures related to the program will be funded from cash generated from operations.

Interest Expense


Prior to September 30, 1996, Allegiance participated in a centralized cash-management program administered by Baxter. No interest was charged by Baxter. Upon the spin-off, amounts were borrowed to fund a $1,147.3 million distribution to Baxter and for working capital requirements.

Other Income And Expense

The change in other income and expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 was caused by unfavorable foreign exchange rates and losses related to certain equity investments of the company.

Pretax Income

                                  Three months ended    Percent
                                       March 31,        increase
(in millions, except percentages)   1997      1996     (decrease)
----------------------------------------------------------------------
Pretax income                       $32.4     49.7        (34.8%)
Adjust for goodwill expense             -      4.7
Adjust for interest expense          18.9        -
Adjust for non-recurring item           -     (5.7)
----------------------------------------------------------------------
Adjusted pretax income              $51.3     48.7          5.3%
======================================================================

Excluding the $5.7 million non-recurring reversal of excess reserves during the three months ended March 31, 1996, and adjusting for the goodwill write-down and interest expense discussed previously which did not impact earnings until the fourth quarter of 1996, pretax income increased as a result of the improved gross margins and reduction in selling, general and administrative expenses noted above.

Income Taxes

Allegiance's effective tax rate during the period ended March 31, 1997 was
3.2 percentage points lower than the same period in the prior year.
This decrease was caused principally by the positive impact on earnings of lower goodwill amortization, which is a non-taxable item, reflected in first quarter 1997 earnings.

Net Income

Excluding the non-recurring reversal of excess reserves and adjusting for goodwill and interest expense, the change in net income during the three months ended March 31, 1997 as compared to the same period in the prior year is consistent with the changes in pretax income and income taxes discussed previously.

ADOPTION OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires presentation on the face of the income statement of both basic and diluted earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior period EPS data.

LIQUIDITY AND CAPITAL RESOURCES

Allegiance's current assets exceeded current liabilities by $ 614.6 million at March 31, 1997 versus an excess of $637.4 million at December 31, 1996. Current assets at March 31, 1997 included accounts, notes and other current receivables of $506.8 million and inventories of $626.4 million. These sources of liquidity are convertible into cash over a relatively short period of time and, thus, could be available to help Allegiance satisfy normal operating cash requirements.

The company intends to fund its short- and long-term obligations as they mature through cash flow from operations, existing credit facilities or issuance of debt or equity. Management believes the company has credit facilities adequate to support ongoing operational, capital, restructuring and litigation requirements. Beyond that, Allegiance believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives.

Cash Flow

--------------------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
(brackets denote cash outflows, in millions)                 1997         1996
--------------------------------------------------------------------------------
Cash flow provided by operations as stated in the
   company's Condensed Consolidated Statements
   of Cash Flows                                            $ 82.9       $ 43.8

Capital expenditures                                         (14.8)       (14.6)
Common stock cash dividends                                   (5.6)           -
--------------------------------------------------------------------------------
"Free cash flow"                                            $ 62.5       $ 29.2
================================================================================

This increase in cash flow provided by operations during 1997 resulted primarily from improved balance sheet management (primarily accounts and notes receivable), partially offset by the unadjusted decrease in earnings discussed previously.

Management emphasizes "free cash flow" as an internal measure of operating cash flow after capital expenditures and dividends as reconciled in the table above. Management's objective is to maximize "free cash flow", and incentive compensation programs throughout the company include emphasis on management of working capital and "free cash flow" targets. The level of "free cash flow" during the three months ended March 31, 1997 enabled the company to pay down $22.0 million of long-term debt and funded the acquisition of West Hudson & Co. Inc., which is discussed below.

Investment Transactions

--------------------------------------------------------------------------------
                                                            Three months ended
                                                                 March 31,
(brackets denote cash outflows, in millions)                 1997         1996
--------------------------------------------------------------------------------
Capital expenditures                                        $(14.8)      $(14.6)
Acquisitions                                                 (36.5)        (9.2)
Proceeds from asset dispositions                               -           (5.2)
--------------------------------------------------------------------------------
  Total investment transactions, net                        $(51.3)      $(29.0)
================================================================================

Capital expenditure levels during the three months ended March 31, 1997 as compared to the same period in 1996 are relatively consistent. Allegiance management expects to invest in capital expenditures throughout 1997 at levels consistent with 1996, principally for improvements to existing facilities, system upgrades, productivity-enhancing equipment and other cost reduction projects.

Consistent with Allegiance's strategic direction of providing cost-management services, Allegiance acquired West Hudson & Co. Inc., a privately-owned health-care consulting firm, on January 2, 1997 for $30.5 million in cash and $10.5 million in stock with contingent payments to be paid over the next four years. The remaining acquisitions during the three months ended March 31, 1997, as well as the acquisitions during the same period in 1996, are consistent with Allegiance's strategic direction, and were made to broaden product lines and service offerings or expand market coverage.

The net use of cash related to asset dispositions for the three months ended March 31, 1996 primarily related to cash payments associated with the settlement of certain programs arising from the divestitures of the Industrial and Life Sciences division and the diagnostics manufacturing businesses.

In April 1997, Allegiance sold substantially all of its investment in MedManagement, L.L.C., which generated net proceeds of approximately $16.0 million.

On May 2, 1997, the company received $54.8 million in cash from 141 members of Allegiance's management who purchased approximately 2.4 million shares of the company's stock. This plan was designed to directly align management and stock holder interests. See Note 7 to "Notes to Condensed Consolidated Financial Statements" for additional information.

LITIGATION

See Note 6 to "Notes to Condensed Consolidated Financial Statements" for a detailed description of the status of Allegiance's litigation.

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

As of March 31, 1997, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

The company is a defendant in, or has assumed the defense of, a number of other claims, investigations and lawsuits. Upon resolution of any of the uncertainties described in Note 6 to "Notes to Condensed Consolidated Financial Statements", Allegiance may incur charges in excess of presently established reserves. Based on the advice of counsel, management does not believe the outcome of these matters individually or in the aggregate, will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

                          PART II. OTHER INFORMATION
                            Allegiance Corporation


Item 1.  Legal Proceedings

Note 6 to "Notes to Condensed Consolidated Financial Statements" (Part I, Item I of this Report) and "Litigation" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Report) are incorporated herein by reference.


Item 2(c).  Changes in Securities

In connection with the acquisition of West Hudson & Co. Inc. on January 2, 1997, Allegiance issued approximately 450,000 shares, valued at approximately $10.5 million, of unregistered common stock to the owners of West Hudson & Co. Inc. The shares of common stock were issued upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933. On January 29, 1997, Allegiance repurchased approximately 100,000 shares, valued at approximately $2.6 million, of this unregistered common stock.

Item 6.  Exhibits and Reports on Form 8-K.


(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Report on Form 8-K

     Not applicable.

                                   Signature


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ALLEGIANCE CORPORATION
                                        ----------------------------------------
                                                (Registrant)



Date: May 14, 1997                  By: /s/Peter B. McKee
                                        ----------------------------------------

                                        Peter B. McKee
                                        Senior Vice President and
                                        Chief Financial Officer

            Exhibits Filed with Securities and Exchange Commission

Number                        Description of Exhibit
------                        ----------------------
11.1                          Statement re computation of primary earnings
                              per common share.

11.2 Statement re computation of fully diluted earnings per common share.

27                            Financial Data Schedule.                     *

                    (All other exhibits are inapplicable.)


* Shown only in the original filed with the Securities and Exchange Commission.
  -----------------------------------------------------------------------------
Copies of the above exhibits not contained herein are available at a charge of 35 cents per page upon written request to the Investor Relations Department, Allegiance Corporation, 1430 Waukegan Road, McGaw Park, IL 60085. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street N.W., Washington, D.C., 20549.