Form 10-Q
period 1997-06-30
ALLEGIANCE CORP
filed 1997-08-11
CIK 1017799

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

          For the transition period from      to
                                         ----    ----

          Commission file number  1-11885
                                ----------------------


                            ALLEGIANCE CORPORATION.
                            ----------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              36-4095179
-------------------------------                             --------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

1430 Waukegan Road, McGaw Park, Illinois                            60085
----------------------------------------                         ----------
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

                             Yes   X      No
                                 -----       -----

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of August 6, 1997, the latest practicable date, was 57,990,622 shares.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            Allegiance Corporation
            Condensed Consolidated Statements of Income (Unaudited)
                     (in millions, except per share data)

---------------------------------------------------------------------------------------------------------------------
                                                                   Three months ended           Six months ended
                                                                         June 30,                   June 30,
                                                                    1997           1996          1997          1996
                                                                  --------       --------      --------      --------
Net sales                                                         $1,075.0       $1,086.1      $2,130.9      $2,201.1

Costs and expenses
   Cost of goods sold                                                851.6          857.0       1,687.7       1,746.3
   Selling, general and administrative expenses                      161.8          175.5         322.8         341.3
   Research & development                                              2.4            2.1           4.4           4.1
   Goodwill amortization                                               5.4            9.2          10.7          18.4
   Interest expense                                                   17.4              -          36.3             -
   Other (income) expense                                              2.2           (0.8)          2.4          (1.8)
---------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                                     1,040.8        1,043.0       2,064.3       2,108.3
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                            34.2           43.1          66.6          92.8
Income tax expense                                                    12.2           16.4          23.6          35.5
---------------------------------------------------------------------------------------------------------------------

Net income                                                        $   22.0       $   26.7      $   43.0      $   57.3
=====================================================================================================================
Net income per common share                                       $   0.39           N/A       $   0.77          N/A
Average number of common shares outstanding                           56.7           N/A           56.1          N/A
---------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Allegiance Corporation
                     Condensed Consolidated Balance Sheets
                   (in millions, except par value and shares)
-------------------------------------------------------------------------------

                                                       June 30,    December 31,
                                                           1997            1996
                                                    -----------    ------------
                                                    (Unaudited)

Current assets               Cash and equivalents      $   31.9       $   22.9
                             Accounts receivable
                              (net of allowance for
                              doubtful accounts of
                              $25.3 and $26.4 at June
                              30, 1997 and December
                              31, 1996, respectively)     453.5          515.1
                             Notes and other current
                              receivables                  16.4           32.4
                             Inventories                  622.2          628.5
                             Deferred income taxes        109.6          122.8
                             Prepaid expenses              15.2           13.8
                             -------------------------------------------------
                             Total current assets       1,248.8        1,335.5
                             -------------------------------------------------

Property, plant              At cost                    1,521.3        1,519.1
and equipment                Accumulated depreciation
                              and amortization           (718.4)        (681.2)
                             -------------------------------------------------
                             Net property, plant and
                              equipment                   802.9          837.9
------------------------------------------------------------------------------

Other assets                 Goodwill and other
                              intangibles                 548.4          514.5
                             Other                         88.7          111.3
                             -------------------------------------------------
                             Total other assets           637.1          625.8
------------------------------------------------------------------------------
Total assets                                           $2,688.8       $2,799.2
==============================================================================

Current
liabilities                  Accounts payable and
                              accrued liabilities      $  679.6       $  698.1
------------------------------------------------------------------------------

Long-term debt                                            936.6        1,106.6
------------------------------------------------------------------------------
Deferred income taxes                                     105.3          107.4
------------------------------------------------------------------------------
Other non-current
 liabilities                                               41.3           59.4
------------------------------------------------------------------------------
Equity                       Common stock, par value
                              $1.00, authorized
                              200,000,000 shares,
                              outstanding 57,946,394
                              shares at June 30, 1997
                              and 54,977,000 at
                              December 31, 1996            57.9           55.0
                             Additional contributed
                              capital                      65.8            1.5
                             Retained earnings            801.1          769.2
                             Cumulative foreign
                             currency adjustment            1.2            2.0
                             -------------------------------------------------
                             Total equity                 926.0          827.7
------------------------------------------------------------------------------
Total liabilities and
 equity                                                $2,688.8       $2,799.2
==============================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in millions)

-------------------------------------------------------------------------------------------------
                                                                                 Six months ended
                                                                                     June 30,
                                                                                 1997       1996
                                                                                -------    ------
(Brackets denote cash outflows)
Cash flow provided        Net income                                            $  43.0    $ 57.3
by operations             Adjustments
                              Depreciation and amortization                        62.5      73.2
                              Deferred income taxes                                10.1      15.6
                              Other                                                 5.3      (0.3)
                          Changes in balance sheet items
                              Accounts and notes receivable                        80.5      68.5
                              Inventories                                           6.5      24.1
                              Accounts payable and other current liabilities       (7.5)    (87.5)
                              Restructuring program payments                      (15.6)    (21.4)
                              Other                                                (4.4)      6.2
                          -----------------------------------------------------------------------
                          Cash flow provided by operations                        180.4     135.7
-------------------------------------------------------------------------------------------------
Investment                Capital expenditures                                    (32.3)    (33.0)
transactions              Acquisitions (net of cash received)                     (43.4)    (14.3)
                          Divestitures                                             17.2         -
                          Proceeds from asset dispositions                         15.2     (10.0)
                          -----------------------------------------------------------------------
                          Investment transactions, net                            (43.3)    (57.3)
-------------------------------------------------------------------------------------------------
Financing                 Payments to Baxter International Inc.                       -     (74.5)
transactions              Decrease in debt with maturities of three months
                            or less, net                                         (158.8)        -
                          Issuances of debt                                        35.0         -
                          Redemption of debt                                      (50.0)        -
                          Common stock cash dividends                             (11.1)        -
                          Common stock issued under Shared Investment Plan         54.8         -
                          Common stock issued under employee benefit plans          4.6         -
                          Purchase of treasury stock                               (2.6)        -
                          -----------------------------------------------------------------------
                          Financing transactions, net                            (128.1)    (74.5)
-------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                                    9.0       3.9
Cash and equivalents at beginning of period                                        22.9       0.8
-------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $  31.9    $  4.7
=================================================================================================

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

3.   Pro forma financial information
------------------------------------

The following unaudited pro forma combined statements of income present the combined results of Allegiance assuming that the transactions contemplated by the Distribution had been completed as of January 1, 1996. The unaudited pro forma information has been prepared utilizing the historical consolidated financial statements of Allegiance. All pro forma adjustments were substantially consistent with those disclosed in the company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1996 (in millions, except per share data).

                                                      Three months ended      Six months ended
                                                           June 30, 1996         June 30, 1996
                                                           -------------         -------------
Net sales                                                       $1,089.9              $2,202.0
Costs and expenses
  Cost of goods sold                                               860.4               1,747.6
  Selling, general and administrative expenses                     176.9                 344.9
  Research & development                                             2.1                   4.1
  Interest, net                                                     22.5                  45.0
  Goodwill amortization                                              9.2                  18.4
  Other (income) expense                                             0.2                  (0.8)
                                                                --------              --------
      Total costs and expenses                                   1,071.3               2,159.2
                                                                --------              --------
Pretax income                                                       18.6                  42.8
Income tax expense                                                   6.8                  15.9
                                                                --------              --------
      Net income                                                $   11.8              $   26.9
                                                                ========              ========
Net income per common share                                     $   0.21              $   0.49

Average number of common
  shares outstanding                                                54.9                  54.9
                                                                ========              ========

4.   Inventories
----------------

---------------------------------------------------------------------------------------------
                                                           June 30,              December 31,
(in millions)                                                  1997                      1996
---------------------------------------------------------------------------------------------
Raw materials                                                $ 55.6                    $ 52.8
Work in process                                                51.7                      46.4
Finished products                                             514.9                     529.3
---------------------------------------------------------------------------------------------
Total inventories                                            $622.2                    $628.5
=============================================================================================

5.   Restructuring charges
--------------------------

--------------------------------------------------------------------------------------------------
                                                               Divestitures
                                            Employee-           and asset     Other
(in millions)                             related costs        write-downs    costs        Total
--------------------------------------------------------------------------------------------------
December 31, 1996 balance                     $24.0               $22.0       $20.1       $ 66.1
--------------------------------------------------------------------------------------------------
Utilization:
     Cash                                      (6.8)                  -        (8.8)       (15.6)
     Non-cash                                     -                (0.9)          -         (0.9)
--------------------------------------------------------------------------------------------------
June 30, 1997 balance                         $17.2               $21.1       $11.3       $ 49.6
==================================================================================================

Cash outflows pertain primarily to employee-related costs for severance, outplacement assistance, relocation, implementation teams and facility consolidations. Since the inception of the restructuring program, approximately 2,500 positions have been eliminated. The remaining expenditures will occur throughout 1997 and 1998, as implementation team projects and facility closures and consolidations are completed as planned.

6.   Shared Investment Plan
---------------------------

On May 2, 1997, the company received $54.8 million in cash from 141 members of Allegiance's management who purchased approximately 2.4 million shares of the company's stock. This plan was designed to directly align management and stockholder interests. Under the terms of the voluntary program, Allegiance managers used personal full-recourse loans to purchase the newly issued shares at the closing price per share on May 2, 1997 of $23 1/4. The loans, borrowed from several banks, are at market interest rates and are the personal obligations of the participants. Allegiance has agreed to guarantee repayment to the banks in the event of default by a participant. Allegiance may take all actions necessary to obtain full reimbursement from the participant for amounts paid by Allegiance, if any, to the banks in the future under its guarantee. The participant break-even point - the future stock price that will cover both the initial participant loans and the related interest over a five year period - is $31 1/2.

7.   Legal proceedings
----------------------

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

BHC was one of ten defendants named in a purported class action filed in August 1993, Kennedy, et al., v. Baxter Healthcare Corporation, et al., (Sup. Ct., Sacramento Co., Cal., #535632), on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. The case alleged that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling and the case was dismissed. On April 8, 1994, a similar purported class action, Green, et al., v. Baxter Healthcare Corporation, et al., (Cir. Ct., Milwaukee Co., WI, 94CV004977), was filed against BHC and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, Wolf v. Baxter Healthcare Corp., et al., (Circuit Court, Wayne County, MI, 96-617844NP). BHC is the only named defendant in that suit. On January 3, 1997, BHC was served with a similar, nationwide proposed class action, Murray, et al., v. Baxter Healthcare Corporation, et al., (U.S.D.C. Southern District of Indiana, IP96-1889C). BHC and three other companies are defendants. On April 11, 1997, a similar proposed statewide class action, Delpit, et al. v. Ansell, Inc., et al., (U.S.D.C. Eastern District of Louisiana, 97-1112), was filed on behalf of users of latex gloves in the State of Louisiana. BHC and five other companies are defendants. On April 29, 1997, another similar proposed state-wide class action, Cowart, et. al. v. Ansell, Inc., et. al., (Civil District Court, Parish of Orleans, 97-7237), was filed on behalf of users of latex gloves. Baxter International Inc. and three other companies are defendants. On October 9, 1996, the plaintiff in a case pending in federal court filed a petition with the Judicial Panel Multi District Litigation, In Re Latex Gloves Products Liability Litigation, (MDL Docket No. 1148), seeking to transfer and consolidate the cases involving claims related to natural rubber latex gloves pending in federal court for pretrial proceedings and/or trial. On February 26, 1997, the Panel granted the petition and ordered all cases pending in federal court to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. As of August 6, 1997, there are an additional 115 active lawsuits involving BHC and/or the company containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

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

As of June 30, 1997, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

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

Certain statements in this discussion constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements indicating the company "plans," "expects," "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including, but not limited to, general economic and business conditions, changing trends in the health-care industry and customer profiles, competition, changes in governmental regulations, and unfavorable foreign currency fluctuations. Although Allegiance believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Allegiance will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Allegiance provides cautionary statements, detailed in Securities and Exchange Commission filings, including, without limitation, the company's Form 10-K and 10-Qs, which identify specific factors that would cause actual results or events to differ materially from those described in the forward-looking statements.
The company undertakes no obligation to update publicly any forwarding-looking statement whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS




Sales
-------------------------------------------------------------------------------
                                        Three months ended     Six months ended
                                             June 30,              June 30,
(in millions, except percentages)        1997        1996      1997        1996
-------------------------------------------------------------------------------
Geographic region
  United States                      $1,007.5    $1,010.4  $1,998.0    $2,057.4
    % decrease                         (0.3%)                (2.9%)
  International                          67.5        75.7     132.9       143.7
    % decrease                        (10.8%)                (7.5%)
-------------------------------------------------------------------------------
Total net sales                      $1,075.0    $1,086.1  $2,130.9    $2,201.1
    % decrease                         (1.0%)                (3.2%)
-------------------------------------------------------------------------------
Product category
  Distributed product                $  674.7    $  691.7  $1,355.6    $1,424.1
    % decrease                         (2.5%)                (4.8%)
  Self-manufactured product             400.3       394.4     775.3       777.0
    % increase (decrease)                1.5%                (0.2%)
-------------------------------------------------------------------------------
Total net sales                      $1,075.0    $1,086.1  $2,130.9    $2,201.1
    % decrease                         (1.0%)                (3.2%)
-------------------------------------------------------------------------------

The decline in Allegiance's domestic and distributed product net sales for the three and six months ended June 30, 1997 as compared to the same periods in the prior year principally resulted from the ongoing execution of plans to improve profitability by reducing sales in lower-margin, distributed products in the United States. During the second quarter of 1997, management partially offset the decline noted above with increased net sales of self-manufactured product in the United States discussed below, which resulted in domestic net sales being relatively flat as compared to the three months ended June 30, 1996.

International sales during the three and six months ended June 30, 1997 as compared to the same periods in the prior year continued to be reduced by unfavorable foreign-exchange rates. In addition, the comparison to the prior year continues to be unfavorably impacted by Allegiance's selling arrangements in international markets. Prior to the company's spin-off from Baxter, the company sold products directly to customers. Subsequent to becoming an independent public company, Allegiance sells products through Baxter as a distributor. During the three months ended June 30, 1997, slow sales in the European markets also contributed to the international sales decline as compared to the same period in the prior year.

The increase of self-manufactured product net sales during the three months ended June 30, 1997 as compared to the same period in the prior year resulted from increased sales volume in the U.S., offset slightly by U.S. pricing pressures and the decline in international sales discussed above. This increase during the second quarter of 1997 was offset by lower sales volume during the first quarter resulting in relatively flat sales growth of self-manufactured product for the six months ended June 30, 1997 as compared to the same period in the prior year.

Costs and Expenses


---------------------------------------------------------------------------------
                                            Three months ended    Six months ended
                                                 June 30,             June 30,
(as a percentage of net sales)                1997       1996      1997      1996
---------------------------------------------------------------------------------
Gross margin                                  20.8%      21.1%     20.8%     20.7%
Selling, general and administrative
 expenses                                     15.1       16.2      15.1      15.5
---------------------------------------------------------------------------------

The company's gross margin remained relatively flat for the three and six months ended June 30, 1997 as compared to the same periods in the prior year. Self-manufactured products continued to experience pricing pressure, which the company has generally been able to offset with cost efficiencies and a more profitable product mix. Allegiance plans to continue its efforts to stabilize its gross margin by offsetting pricing pressures with manufacturing and other cost efficiencies, managing its product mix more effectively, and, when possible, instituting price increases.

In 1996, selling, general, and administrative expense for the first six months benefited from a $5.7 million non-recurring reversal of excess reserves. Excluding this item, selling, general and administrative expenses as a percent of net sales for the six months ended June 30, 1996, would have been 15.8%. The reduction in selling, general and administrative expenses as a percent of sales during the three and six months ended June 30, 1997 as compared to the same periods of the prior year, resulted principally from lower headcount, lower benefit costs and overall expense control initiatives implemented by management in both current and prior periods. Management plans to continue to implement its expense control initiatives.

Goodwill

Goodwill expense for the three and six months ended June 30, 1996 does not reflect the quarterly benefit of $4.7 million of lower goodwill amortization that resulted from the company's $550.0 million write-down of goodwill during the fourth quarter of 1996.

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

Management believes that the program is on target to achieve anticipated savings of approximately $155 million in 1997 and exceeding $155 million in 1998. The company anticipates that these savings will continue to partially offset potential future gross margin erosion and investments into cost-management initiatives as well as help leverage selling, general and administrative expense ratios. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the restructuring program and that future cash expenditures related to the program will be funded from cash generated from operations.

Interest Expense

Prior to September 30, 1996, Allegiance participated in a centralized cash-management program administered by Baxter. No interest was charged by Baxter. Upon the spin-off, amounts were borrowed to fund a $1,147.3 million distribution to Baxter and for working capital requirements.

Other Income And Expense

The change in other income and expense for the three and six months ended June 30, 1997 as compared to the same periods in the prior year was caused by unfavorable foreign exchange rates and losses related to certain equity investments of the company.

Pretax Income


------------------------------------------------------------------------------
                                        Three months ended   Six months ended
                                             June 30,            June 30,
 (in millions, except percentages)        1997        1996      1997      1996
------------------------------------------------------------------------------
Pretax income, as reported              $ 34.2       $43.1    $ 66.6     $92.8
   % decrease                          (20.6%)               (28.2%)
Adjust for goodwill expense                  -         4.7         -       9.4
Adjust for interest expense               17.4           -      36.3         -
Adjust for non-recurring item                -           -         -      (5.7)
------------------------------------------------------------------------------
Adjusted pretax income                  $ 51.6       $47.8    $102.9     $96.5
   % increase                             7.9%                  6.6%
------------------------------------------------------------------------------

Adjusted for the goodwill write-down and interest expense discussed previously which did not impact earnings until the fourth quarter of 1996, pretax income increased for the three months ended June 30, 1997 as compared to the same period in the prior year as a result of the reductions in selling, general and administrative expenses noted above, partially offset by the decline in gross margin noted above.

Excluding the $5.7 million non-recurring reversal of excess reserves discussed above that occurred during the six months ended June 30, 1996, and adjusting for the goodwill write-down and interest expense discussed previously, pretax income for the six months ended June 30, 1997 increased as a result of the improved gross margins and the reduction in selling, general and administrative expenses noted above.

Income Taxes

Allegiance's effective tax rate during the three and six months ended June 30, 1997 was lower than the same periods in the prior year by 2.4 and 2.8 percentage points, respectively. The decrease was caused principally by the positive impact on 1997 earnings of lower goodwill amortization, which is a non-taxable item.

Net Income

Excluding the non-recurring reversal of excess reserves and adjusting for goodwill and interest expense, the change in net income during the three and six months ended June 30, 1997 as compared to the same periods in the prior year is consistent with the changes in pretax income and income taxes discussed previously.

ADOPTION OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires presentation on the face of the income statement of both basic and diluted earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior period EPS data.

In July 1996, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," in which it reached a consensus that external and internal costs specifically associated with modifying internal-use software for the year 2000 should be charged to expense as incurred. The company does not expect the future impact of this EITF to have a material impact on results of operation.

LIQUIDITY AND CAPITAL RESOURCES

Allegiance's current assets exceeded current liabilities by $569.2 million at June 30, 1997 versus an excess of $637.4 million at December 31, 1996. This decrease in working capital resulted primarily from management's focused efforts to prepay debt. Current assets at June 30, 1997 included accounts, notes and other current receivables of $469.9 million and inventories of $622.2 million. These sources of liquidity are convertible into cash over a relatively short period of time and, thus, could be available to help Allegiance satisfy normal operating cash requirements.

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


Cash Flow
-------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
(brackets denote cash outflows, in millions)             1997      1996
-------------------------------------------------------------------------
Cash flow provided by operations as
 stated in the company's Condensed
 Consolidated Statements of Cash Flows                  $180.4    $135.7

Capital expenditures                                     (32.3)    (33.0)
Common stock cash dividends                              (11.1)        -
-------------------------------------------------------------------------
"Free cash flow"                                        $137.0    $102.7
=========================================================================

This increase in cash flow provided by operations during 1997 resulted primarily from improved balance sheet management (primarily accounts and notes receivable), partially offset by the unadjusted decrease in earnings discussed previously.

Management emphasizes "free cash flow" as an internal measure of operating cash flow after capital expenditures and dividends as reconciled in the table above. Management's objective is to maximize "free cash flow", and incentive compensation programs throughout the company include emphasis on management of working capital and the attainment of "free cash flow" targets. The level of "free cash flow" during the six months ended June 30, 1997 enabled the company to pay down $173.8 million of long-term debt and funded the acquisition of West Hudson & Co. Inc., which is discussed below.

Investment Transactions

-------------------------------------------------------------------------
                                                        Six months ended
                                                            June 30,
(brackets denote cash outflows, in millions)             1997      1996
-------------------------------------------------------------------------
Capital expenditures                                   $(32.3)   $(33.0)
Acquisitions                                            (43.4)    (14.3)
Divestitures                                             17.2         -
Proceeds from asset dispositions                         15.2     (10.0)
-------------------------------------------------------------------------
   Total investment transactions, net                  $(43.3)   $(57.3)
=========================================================================

Capital expenditure levels during the six months ended June 30, 1997 as compared to the same period in 1996 are relatively consistent. Allegiance management expects to invest in capital expenditures throughout 1997 at levels consistent with 1996, principally for improvements to existing facilities, system upgrades, productivity-enhancing equipment and other cost reduction projects.

Consistent with Allegiance's strategic direction of providing cost-management services, Allegiance acquired West Hudson & Co. Inc., a privately-owned health-care consulting firm, on January 2, 1997 for $30.5 million in cash and $10.5 million in stock with contingent payments payable over the next four years. The remaining acquisitions during the six months ended June 30, 1997, as well as the acquisitions during the same period in 1996, are consistent with Allegiance's strategic direction, and were made to broaden product lines and service offerings or expand market coverage.

In April 1997, Allegiance sold substantially all of its investment in MedManagement, L.L.C., which generated net proceeds of $17.2 million.

Cash proceeds from asset dispositions relate to the sale of miscellaneous facilities during the six months ended June 30, 1997. The net use of cash related to asset dispositions for the six months ended June 30, 1996 primarily related to cash payments associated with the settlement of certain programs arising from the divestitures of the Industrial and Life Sciences division and the diagnostics manufacturing businesses.

Refer to Note 6 to "Notes to Condensed Consolidated Financial Statements" for a discussion of the $54.8 million in cash received in May 1997 relating to the Shared Investment Plan.

LITIGATION

See Note 7 to "Notes to Condensed Consolidated Financial Statements" for a detailed description of the status of Allegiance's litigation.

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

As of June 30, 1997, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

The company is a defendant in, or has assumed the defense of, a number of other claims, investigations and lawsuits. Upon resolution of any of the uncertainties described in Note 7 to "Notes to Condensed Consolidated Financial Statements", Allegiance may incur charges in excess of presently established reserves. Based on the advice of counsel, management does not believe the outcome of these matters individually or in the aggregate, will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

PART II.  OTHER INFORMATION
Allegiance Corporation

Item 1.  Legal Proceedings

Note 7 to "Notes to Condensed Consolidated Financial Statements" (Part I, Item I of this Report) and "Litigation" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Report) are incorporated herein by reference.


Item 4.  Submission of Matters to a Vote of Security Holders

The company's 1996 annual meeting of stockholders was held on May 15, 1997 for the purpose of electing directors. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation. Both of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                  Number of Votes
                              ----------------------
                                In favor   Withheld
                              ----------- ----------

Silas S. Cathcart              47,795,175   225,311
Michael D. O'Halleran          47,794,046   226,440

The following directors' terms of office continued after the meeting:

Connie R. Curran
Joseph F. Damico
Arthur F. Golden
Kenneth D. Bloem
David W. Grainger
Lester B. Knight


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


                                       ALLEGIANCE CORPORATION
                                       ---------------------------
                                            (Registrant)


Date:  August 11, 1997              By:___________________________

                                       Peter B. McKee
                                       Senior Vice President and
                                       Chief Financial Officer

             Exhibits Filed with Securities and Exchange Commission

Number                       Description of Exhibit
------                       ----------------------

10.1                         Shared Investment Plan dated
                             May 2, 1997

11.1 Statement re computation of primary earnings per common share.

11.2 Statement re computation of fully diluted earnings per common share.

27                           Financial Data Schedule.                          *

                  (All other exhibits are inapplicable.)

* Shown only in the original filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
Copies of the above exhibits not contained herein are available at a charge of 35 cents per page upon written request to the Investor Relations Department, Allegiance Corporation, 1430 Waukegan Road, McGaw Park, IL 60085. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street N.W., Washington, D.C., 20549.