Form 10-Q
period 1997-09-30
ALLEGIANCE CORP
filed 1997-11-12
CIK 1017799

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

     For the transition period from ____ to ____

     Commission file number   1-11885
                            --------------


                            ALLEGIANCE CORPORATION.
                            ----------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                   36-4095179
  -------------------------------                    ------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

1430 Waukegan Road, McGaw Park, Illinois                    60085
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)



                                (847)  689-8410
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

                                 Yes  X    No
                                     ---      ---

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of November 7, 1997, the latest practicable date, was 58,031,229 shares.

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                            Allegiance Corporation
          Condensed Consolidated Statements of Income (A) (Unaudited)
                     (in millions, except per share data)

------------------------------------------------------------------------------------------------------------------------


                                                                   Three months ended                Nine months ended
                                                                      September 30,                    September 30,
                                                                 1997              1996            1997             1996
                                                                 ----              ----            ----             ----
Net sales                                                    $1,083.3          $1,094.2        $3,214.2         $3,295.3

Costs and expenses
  Cost of goods sold                                            856.8             863.5         2,544.5          2,609.8
  Selling, general and administrative expenses                  163.5             161.1           486.3            502.4
  Research & development                                          2.1               1.7             6.5              5.8
  Goodwill amortization                                           5.5               9.3            16.2             27.7
  Interest expense                                               15.9                 -            52.2                -
  Benefit curtailment gains                                         -             (35.9)              -            (35.9)
  Other (income) expense                                          3.3              (3.6)            5.7             (5.4)
------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                 1,047.1             996.1         3,111.4          3,104.4
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                       36.2              98.1           102.8            190.9
Income tax expense                                               13.2              37.6            36.8             73.1
------------------------------------------------------------------------------------------------------------------------

Net income                                                   $   23.0          $   60.5        $   66.0         $  117.8
========================================================================================================================
Net income per common share                                  $   0.40               N/A        $   1.16              N/A
Average number of common shares outstanding                      58.0               N/A            56.7              N/A
------------------------------------------------------------------------------------------------------------------------

(A) Financial information is presented on a historical basis. Pro forma results are summarized in Note 3 to "Notes to Condensed Consolidated Financial Statements."

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Allegiance Corporation
                     Condensed Consolidated Balance Sheets
                   (in millions, except par value and shares)

-----------------------------------------------------------------------------------------------------------------------
                                                                                        September 30,      December 31,
                                                                                                 1997              1996
                                                                                      ---------------      ------------
                                                                                          (Unaudited)
Current assets                     Cash and equivalents                                      $   20.4          $   22.9
                                   Accounts receivable (net of allowance for
                                    doubtful accounts of $26.5 and $26.4 at
                                    September 30, 1997 and December 31, 1996,
                                    respectively)                                               481.1             515.1
                                   Notes and other current receivables                           14.8              32.4
                                   Inventories                                                  619.0             628.5
                                   Deferred income taxes                                        113.8             122.8
                                   Prepaid expenses                                              13.9              13.8
                                   ------------------------------------------------------------------------------------
                                   Total current assets                                       1,263.0           1,335.5
                                   ------------------------------------------------------------------------------------

Property,                          At cost                                                    1,531.4           1,519.1
plant and                          Accumulated depreciation and amortization                   (739.9)           (681.2)
equipment                          ------------------------------------------------------------------------------------
                                   Net property, plant and equipment                            791.5             837.9
-----------------------------------------------------------------------------------------------------------------------

Other assets                       Goodwill and other intangibles                               550.2             514.5
                                   Other                                                         88.6             111.3
                                   ------------------------------------------------------------------------------------
                                   Total other assets                                           638.8             625.8
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                                 $2,693.3          $2,799.2
=======================================================================================================================

Current
liabilities                        Accounts payable and accrued liabilities                  $  729.3          $  698.1
-----------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                  873.8           1,106.6
-----------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                           106.3             107.4
-----------------------------------------------------------------------------------------------------------------------
Other non-current liabilities                                                                    38.7              59.4
-----------------------------------------------------------------------------------------------------------------------
Equity                             Common stock, par value $1.00, authorized
                                    200,000,000 shares, outstanding 58,085,655
                                    shares at September 30, 1997 and 54,977,000
                                    at December 31, 1996                                         58.1              55.0
                                   Additional contributed capital                                68.1               1.5
                                   Retained earnings                                            818.2             769.2
                                   Cumulative foreign currency adjustment                         0.8               2.0
                                   ------------------------------------------------------------------------------------
                                   Total equity                                                 945.2             827.7
-----------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                                 $2,693.3          $2,799.2
=======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                                 1997         1996
                                                                                               -------      --------
(Brackets denote cash outflows)
Cash flow provided       Net income                                                            $  66.0     $   117.8
by operations            Adjustments
                          Depreciation and amortization                                           94.7         112.4
                          Deferred income taxes                                                    6.7          21.9
                          Benefit curtailment gains                                                  -         (35.9)
                          Other                                                                    6.9           0.2
                         Changes in balance sheet items
                          Accounts and notes receivable                                           54.7          55.2
                          Inventories                                                             10.8          39.6
                          Accounts payable and other current liabilities                          54.5         (43.7)
                          Restructuring program payments                                         (20.7)        (30.3)
                          Other                                                                  (11.6)        (18.4)
                         -------------------------------------------------------------------------------------------
                         Cash flow provided by operations                                        262.0         218.8
--------------------------------------------------------------------------------------------------------------------
Investment               Capital expenditures                                                    (51.1)        (55.5)
transactions             Acquisitions (net of cash received)                                     (55.1)        (20.8)
                         Proceeds from asset dispositions                                         36.3         (12.8)
                         -------------------------------------------------------------------------------------------
                         Investment transactions, net                                            (69.9)        (89.1)
--------------------------------------------------------------------------------------------------------------------
Financing                Payments to Baxter International Inc.                                       -      (1,268.6)
transactions             Decrease in debt with maturities of three
                          months or less, net                                                   (196.9)            -
                         Issuances of debt                                                        35.0       1,151.3
                         Redemption of debt                                                      (75.0)            -
                         Common stock cash dividends                                             (16.9)            -
                         Common stock issued under Shared Investment Plan                         54.8             -
                         Common stock issued under employee benefit plans                          7.0             -
                         Purchase of treasury stock                                               (2.6)            -
                         -------------------------------------------------------------------------------------------
                         Financing transactions, net                                            (194.6)       (117.3)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                       (2.5)         12.4
Cash and equivalents at beginning of period                                                       22.9           0.8
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                          $  20.4     $    13.2
====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Allegiance Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  Company background
--  ------------------

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

2.  Financial information
--  ---------------------

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

3.  Pro forma financial information
-----------------------------------

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

                                                   Three months ended      Nine months ended
                                                   September 30, 1996     September 30, 1996
                                                   ------------------     ------------------
  Net sales                                                  $1,092.8               $3,294.8
  Costs and expenses
    Cost of goods sold                                          864.5                2,612.1
    Selling, general and administrative expenses                168.9                  513.8
    Research & development                                        1.7                    5.8
    Interest expense, net                                        22.5                   67.5
    Goodwill amortization                                         9.3                   27.7
    Other (income) expense                                       (4.6)                  (5.4)
                                                             --------               --------
        Total costs and expenses                              1,062.3                3,221.5
                                                             --------               --------
  Income before income taxes                                     30.5                   73.3
  Income tax expense                                             11.6                   27.5
                                                             --------               --------
       Net income                                               $18.9                  $45.8
                                                             ========               ========
  Net income per common share                                   $0.34                  $0.83

  Average number of common
    shares outstanding                                           54.9                   54.9
                                                             ========               ========

4.  Inventories
---------------

--------------------------------------------------------------------------------------------
                                                            September 30,       December 31,
(in millions)                                                        1997               1996
--------------------------------------------------------------------------------------------
Raw materials                                                      $ 56.4             $ 52.8
Work in process                                                      48.4               46.4
Finished products                                                   514.2              529.3
--------------------------------------------------------------------------------------------
Total inventories                                                  $619.0             $628.5
============================================================================================

5.  Restructuring charges
-------------------------

-----------------------------------------------------------------------------------------------------------------
                                                                Divestitures
                                            Employee-             and asset             Other
(in millions)                             related costs          write-downs            costs           Total
-----------------------------------------------------------------------------------------------------------------
December 31, 1996 balance                      $24.0                $22.0              $ 20.1           $ 66.1
-----------------------------------------------------------------------------------------------------------------
Utilization:

  Cash                                          (7.9)                   -               (12.8)           (20.7)
  Non-cash                                         -                 (2.4)                  -             (2.4)
-----------------------------------------------------------------------------------------------------------------
September 30, 1997 balance                     $16.1                $19.6              $  7.3           $ 43.0
=================================================================================================================

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

6.  Shared Investment Plan
--------------------------

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

7.  Benefit curtailment gains
-----------------------------

Prior to the Distribution, Allegiance participated in Baxter-sponsored non-contributory, defined benefit pension plans covering substantially all domestic employees as well as Baxter-sponsored contributory health-care and life insurance benefits for substantially all domestic retired employees. Effective on the Distribution Date, Allegiance did not replace these Baxter plans. The pension liability related to Allegiance employees' service prior to the Distribution Date remained with Baxter. Additionally, the post-retirement liabilities for Allegiance employees that retired prior to the Distribution Date also remained with Baxter. As a result, Allegiance recognized curtailment gains of $35.9 million related to these plans as of September 30, 1996. Curtailment gains have been excluded from Allegiance's pro forma financial information as presented in Note 3.

8.  Legal proceedings
---------------------

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

BHC was one of ten defendants named in a purported class action filed in August 1993, Kennedy, et al., v. Baxter Healthcare Corporation, et al., (Sup. Ct., Sacramento Co., Cal., #535632), on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. The case alleged that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling and the case was dismissed. On April 8, 1994, a similar purported class action, Green, et al., v. Baxter Healthcare Corporation, et al., (Cir. Ct., Milwaukee Co., WI, 94CV004977), was filed against BHC and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, Wolf v. Baxter Healthcare Corp., et al., (Circuit Court, Wayne County, MI, 96-617844NP). BHC was the only named defendant in that suit. On January 3, 1997, BHC was served with a similar, nationwide proposed class action, Murray, et al., v. Baxter Healthcare Corporation, et al., (U.S.D.C. Southern District of Indiana, IP96-1889C). BHC and three other companies were named defendants. On April 11, 1997, a similar proposed statewide class action, Delpit, et al. v. Ansell, Inc., et al., (U.S.D.C. Eastern District of Louisiana, 97-1112), was filed on behalf of users of latex gloves in the State of Louisiana. BHC and five other companies were named defendants. On April 29, 1997, another similar proposed state-wide class action, Cowart, et. al. v. Ansell, Inc., et. al., (Civil District Court, Parish of Orleans, 97-7237), was filed on behalf of users of latex gloves. Baxter International Inc. and three other companies were named defendants. On November 5, 1997, plaintiffs in the Wolf, Murray, Delpit and Cowart cases stipulated to the dismissal of the class claims. On August 8, 1997, BHC was served with a writ of summons in a case styled, Swartz v. Ach, Inc., et al., (Court of Common Pleas of Jefferson County, Pennsylvania Civil Division, No.656-1997 C.D.) which purports to be a similar class action directed against manufacturers, distributors and sellers of natural rubber products. On October 9, 1996, the plaintiff in a case pending in federal court filed a petition with the Judicial Panel Multi District Litigation, In Re Latex Gloves Products Liability Litigation, (MDL Docket No. 1148), seeking to transfer and consolidate the cases involving claims related to natural rubber latex gloves pending in federal court for pretrial proceedings and/or trial. On February 26, 1997, the Panel granted the petition and ordered all cases pending in federal court to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. As of November 7, 1997, there are an additional 133 active lawsuits involving BHC and/or the company containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

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

As of September 30, 1997, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

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

9.  Subsequent Event
--------------------

On November 6, 1997, Allegiance's board of directors authorized the company to repurchase up to three million shares of the company's common stock. Allegiance expects to begin repurchasing shares this year and to complete the systematic buyback program in approximately two years. The stock will be added to Allegiance's treasury shares and used in the administration of the company's employee stock purchase plan and other benefit programs.

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

Certain statements in this discussion constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements indicating the company "plans," "expects," "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including, but not limited to, general economic and business conditions, changing trends in the health-care industry and customer profiles, competition, changes in governmental regulations, and unfavorable foreign currency fluctuations. Although Allegiance believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Allegiance will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. In accordance with "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Allegiance provides cautionary statements, detailed in Securities and Exchange Commission filings, including, without limitation, the company's Form 10-K and 10-Qs, which identify specific factors that would cause actual results or events to differ materially from those described in the forward-looking statements. The company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

 Sales

---------------------------------------------------------------------------------------------------------------
                                                    Three months ended                  Nine months ended
                                                       September 30,                       September 30,
(in millions, except percentages)                 1997             1996                1997             1996
---------------------------------------------------------------------------------------------------------------
Geographic region
     United States                              $1,013.9          $1,019.6           $3,011.9          $3,077.0
          % decrease                                (0.6%)                               (2.1%)
     International                                  69.4              74.6              202.3             218.3
          % decrease                                (7.0%)                               (7.3%)
---------------------------------------------------------------------------------------------------------------
Total net sales                                 $1,083.3          $1,094.2           $3,214.2          $3,295.3
          % decrease                                (1.0%)                               (2.5%)
===============================================================================================================
Product category
     Distributed product                        $  673.0          $  683.6           $2,028.6          $2,107.7
          % decrease                                (1.6%)                               (3.8%)
     Self-manufactured product                     410.3             410.6            1,185.6           1,187.6
          % decrease                                (0.1%)                               (0.2%)
---------------------------------------------------------------------------------------------------------------
Total net sales                                 $1,083.3          $1,094.2           $3,214.2          $3,295.3
          % decrease                                (1.0%)                               (2.5%)
===============================================================================================================

The decline in Allegiance's domestic and distributed product net sales for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year are principally the result of planned reductions in sales of lower-margin, distributed products in the United States.

International sales during the three and nine months ended September 30, 1997 as compared to the same periods in the prior year continued to be affected by unfavorable foreign-exchange rates. In addition, the comparison to the prior year continues to be unfavorably impacted by Allegiance's selling arrangements in international markets. As part of Baxter, the company sold products directly to customers. Subsequent to becoming an independent public company, Allegiance sells products through Baxter as a distributor. Also contributing to the decline were slower sales in the European markets as compared to the same periods in the prior year.

Self-manufactured product sales during the three and nine months ended September 30, 1997 were relatively flat as compared to the same periods in the prior year. Domestic growth in self-manufactured products was generally offset by sales declines in international markets.

Costs and Expenses

----------------------------------------------------------------------------------------------------------
                                                              Three months ended         Nine months ended
                                                                 September 30,             September 30,
(as a percentage of sales)                                    1997          1996         1997         1996
----------------------------------------------------------------------------------------------------------
Gross margin                                                  20.9%         21.1%        20.8%        20.8%
Selling, general and administrative expenses                  15.1          14.7         15.1         15.2
----------------------------------------------------------------------------------------------------------

The company's gross margin remained relatively flat for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. Self-manufactured products continued to experience pricing pressure, which the company has generally been able to offset with cost efficiencies and a more profitable product mix. Allegiance plans to continue its efforts to stabilize its gross margin by offsetting pricing pressures with manufacturing and other cost efficiencies, managing its product mix more effectively, and, when possible, instituting price increases.

Excluding the impact of a $6 million non-recurring reversal of the Company's portion of an unearned incentive compensation program that was based on combined results of Allegiance and Baxter businesses, selling, general and administrative expenses as a percentage of sales would have been 15.3% for the three month period ended September 30, 1996. Selling, general and administrative expenses during the nine month period ended September 30, 1996 benefited from both the non-recurring reversal of unearned compensation noted above and the non-recurring reversal of $5.7 million of excess reserves. Excluding these items, selling, general and administrative expenses as a percent of sales for the nine months ended September 30, 1996, would have been 15.6%.

The reduction in selling, general and administrative expenses as a percent of sales during the three and nine months ended September 30, 1997 as compared to the 15.3% and 15.6%, respectively, in the same periods of the prior year, resulted principally from lower headcount, lower benefit costs and overall expense control initiatives implemented by management in both current and prior periods. Management plans to continue to implement its expense reduction initiatives.

 Goodwill

Goodwill expense for the three and nine months ended September 30, 1996 does not reflect the quarterly benefit of $4.7 million of lower goodwill amortization that resulted from the company's $550.0 million write-down of goodwill during the fourth quarter of 1996.

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

Management believes that the program is on target to achieve anticipated savings of approximately $155 million in 1997 and exceeding $155 million in 1998. The company anticipates that these savings will continue to partially offset potential future gross margin erosion and investments in cost-management initiatives as well as stabilize selling, general and administrative expense ratios. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the restructuring program and that future cash expenditures related to the program will be funded from cash generated from operations.

 Benefit Curtailment Gains

Non-recurring gains associated with the curtailment of Baxter-sponsored non-contributory, defined benefit pension plans amounted to $17.4 million, and the curtailment of Baxter-sponsored contributory health-care and life-insurance benefits amounted to $18.5 million as of September 30, 1996. Refer to Note 7 to "Notes to Condensed Consolidated Financial Statements" for discussions of these former plans.

 Interest Expense

Prior to September 30, 1996, Allegiance participated in a centralized cash-management program administered by Baxter. No interest was charged by Baxter. Upon the spin-off, amounts were borrowed to fund a $1,147.3 million distribution to Baxter and for working capital requirements.

 Other Income and Expense

The company currently has foreign currency forward contracts that hedge a portion of anticipated production costs expected to be denominated in foreign currencies. Accounting rules require that the impact of forward hedging contracts for anticipated costs be recorded in the current period. Other expense for the third quarter of 1997 includes $8.2 million related to these foreign currency hedging contacts.

Also included in other expense is $5.9 million of income associated with the reversal of excess reserves related to a previously divested business. Certain divestiture reserves were established for facility shutdowns associated with this divested business. These shutdown programs, substantially completed during the third quarter of 1997, were finalized in a more cost effective manner than originally anticipated.

The remaining change in other income and expense for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year was caused by unfavorable foreign exchange rates and losses related to certain equity investments of the company.

Pretax Income

-----------------------------------------------------------------------------------------------------
                                                Three months ended                Nine months ended
                                                    September 30,                   September 30,
(in millions, except percentages)              1997             1996             1997          1996
-----------------------------------------------------------------------------------------------------
Pretax income                                  $ 36.2           $ 98.1          $102.8         $190.9
   % decrease                                   (63.1%)                          (46.1%)
Adjust for goodwill expense                        -               4.7              -            14.1
Adjust for interest expense                      15.9               -             52.2             -
Adjust for benefit curtailment gains               -             (35.9)             -           (35.9)
Adjust for other non-recurring items               -              (6.0)             -           (11.7)
-----------------------------------------------------------------------------------------------------
Adjusted pretax income                         $ 52.1           $ 60.9          $155.0         $157.4
   % decrease                                   (14.4%)                           (1.5%)
-----------------------------------------------------------------------------------------------------

Adjusted for the goodwill write-down, interest expense, the non-recurring gains from curtailment of certain benefit plans, and the other non-recurring items in selling, general and administrative expenses, all discussed previously, pretax income decreased for the three and nine months ended September 30, 1997 as compared to the same periods in the prior year. The decline in adjusted pretax income for the three-month period was primarily the result of the change in other income and expense discussed above. For the nine months ended September 30, 1997 as compared to the prior year, reductions in selling, general and administrative expenses generally offset the change in other income and expense.

Income Taxes

Allegiance's effective tax rate during the three and nine months ended September 30, 1997 was lower than the same periods in the prior year by 1.9 and 2.5 percentage points, respectively. The decrease was caused principally by the positive impact on earnings of lower goodwill amortization, which is a non-taxable item.

Net Income

The change in net income during the three and nine months ended September 30, 1997 as compared to the same periods in the prior year is consistent with the changes in pretax income and income taxes discussed previously.

ADOPTION OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB")has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires presentation on the face of the income statement of both basic and diluted earnings per share ("EPS"). SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period EPS data presented. The adoption of this statement is not expected to materially affect either future or prior period EPS data.

In July 1996, the FASB Emerging Issues Task Force ("EITF") issued EITF No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000," in which it reached a consensus that external and internal costs specifically associated with modifying internal-use software for the year 2000 should be charged to expense as incurred. The company does not expect the future impact of this EITF to have a material impact on results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Allegiance's current assets exceeded current liabilities by $533.7 million at September 30, 1997 versus an excess of $637.4 million at December 31, 1996. This decrease in working capital resulted from management's focused efforts to reduce debt levels. Current assets at September 30, 1997 included accounts, notes and other current receivables of $495.9 million and inventories of $619.0 million. These sources of liquidity are convertible into cash over a relatively short period of time and, thus, could be available to help Allegiance satisfy normal operating cash requirements.

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

Cash Flow

-------------------------------------------------------------------------------------------------
                                                                           Nine months ended
                                                                              September 30,
(brackets denote cash outflows, in millions)                              1997             1996
-------------------------------------------------------------------------------------------------
Cash flow provided by operations as stated in the
  company's Condensed Consolidated Statements
  of Cash Flows                                                          $262.0            $218.8

Capital expenditures                                                      (51.1)            (55.5)
Common stock cash dividends                                               (16.9)               -
-------------------------------------------------------------------------------------------------
"Free cash flow"                                                         $194.0            $163.3
=================================================================================================

This increase in cash flow provided by operations during 1997 resulted primarily from improved balance sheet management (primarily accounts and notes receivable), partially offset by the unadjusted decrease in net income discussed previously.

Management emphasizes "free cash flow" as an internal measure of operating cash flow after capital expenditures and dividends as reconciled in the table above. Management's objective is to maximize "free cash flow", and incentive compensation programs throughout the company include emphasis on management of working capital and "free cash flow" targets. The "free cash flow" generated during the nine months ended September 30, 1997 enabled the company to pay down $236.9 million of long-term debt and funded $51.1 million in acquisitions.

Investment Transactions

---------------------------------------------------------------------------------------------------
                                                                               Nine months ended
                                                                                  September 30,
(brackets denote cash outflows, in millions)                                   1997          1996
--------------------------------------------------------------------------------------------------
Capital expenditures                                                          $(51.1)       $(55.5)
Acquisitions                                                                   (55.1)        (20.8)
Proceeds from asset dispositions                                                36.3         (12.8)
--------------------------------------------------------------------------------------------------
 Total investment transactions, net                                           $(69.9)       $(89.1)
==================================================================================================

Capital expenditure levels during the nine months ended September 30, 1997 as compared to the same period in 1996 are relatively consistent. Allegiance management expects to invest in capital expenditures throughout 1997 at levels consistent with 1996, principally for improvements to existing facilities, system upgrades, productivity-enhancing equipment and other cost reduction projects.

Consistent with Allegiance's strategic direction of providing cost-management services, Allegiance acquired West Hudson & Co. Inc., a privately-owned health-care consulting firm, on January 2, 1997 for $30.5 million in cash and $10.5 million in stock, with contingent payments to be paid over the next four years. The remaining acquisitions during the nine months ended September 30, 1997, as well as the acquisitions during the same period in 1996, are consistent with Allegiance's strategic direction, and were made to broaden product lines and service offerings or expand market coverage.

In April 1997, Allegiance sold substantially all of its investment in MedManagement, L.L.C., which generated net proceeds of approximately $17.2 million. The remaining proceeds from asset dispositions during the nine months ended September 30, 1997 related to the sale of miscellaneous facilities of $17.6 million and divestitures of minor investments not consistent with Allegiance's strategic direction. The net use of cash related to asset dispositions for the nine months ended September 30, 1996 primarily related to cash payments associated with the settlement of certain programs arising from the divestitures of the Industrial and Life Sciences division and the diagnostics manufacturing businesses.

Refer to Notes 6 and 9 to "Notes to Condensed Consolidated Financial Statements" for a discussion of the $54.8 million in cash received in May 1997 relating to the Shared Investment Plan and the stock repurchase program authorized by the company's board of directors on November 6, 1997, respectively.

LITIGATION

See Note 8 to "Notes to Condensed Consolidated Financial Statements" for a detailed description of the status of Allegiance's litigation.

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

As of September 30, 1997, Baxter Healthcare Corporation had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between

$44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments of approximately $1.4 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.9 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

The company is a defendant in, or has assumed the defense of, a number of other claims, investigations and lawsuits. Upon resolution of any of the uncertainties described in Note 8 to "Notes to Condensed Consolidated Financial Statements", Allegiance may incur charges in excess of presently established reserves. Based on the advice of counsel, management does not believe the outcome of these matters individually or in the aggregate, will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

                          PART II.  OTHER INFORMATION
                             Allegiance Corporation

Item 1.  Legal Proceedings

Note 8 to "Notes to Condensed Consolidated Financial Statements" (Part I, Item I of this Report) and "Litigation" set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations (Part I, Item 2 of this Report) are incorporated herein by reference.

Item 5.  Other Information

On November 6, 1997, the board of directors of the company approved a systematic stock repurchase program to repurchase up to three million shares of common stock to be used for employee benefit programs.

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


                               ALLEGIANCE CORPORATION
                               --------------------------
                                      (Registrant)


Date:  November 12, 1997    By:
                               ----------------------------
                               Peter B. McKee
                               Senior Vice President and
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

 27                         Financial Data Schedule.                       *

 99                         Press release regarding stock repurchase program.

                            (All other exhibits are inapplicable.)

* Shown only in the original filed with the Securities and Exchange Commission.
--------------------------------------------------------------------------------
Copies of the above exhibits not contained herein are available at a charge of 35 cents per page upon written request to the Investor Relations Department, Allegiance Corporation, 1430 Waukegan Road, McGaw Park, IL 60085. Copies are also available from the Public Reference Section of the Securities and Exchange Commission (the "Commission"), 450 Fifth Street N.W., Washington, D.C., 20549 upon payment of certain fees prescribed by the Commission. The Commission also maintains a World Wide Web site that contains reports, proxy and other information regarding the company. The address of the web site is http://www.sec.gov.