Form 10-K405
period 1997-12-31
ALLEGIANCE CORP
filed 1998-03-16
CIK 1017799

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X]
  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The registrant estimates that the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (based on the per share closing sale price of $34.875 on February 28, 1998, and for the purpose of this computation only, the assumption that all registrant's directors and executive officers are affiliates) was approximately $2.0 billion. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and registrant is not bound by this determination for any other purpose.

  As of February 28, 1998, 57,440,974 shares of the registrant's Common Stock were outstanding.

  The following documents are incorporated into this Form 10-K by reference:

    Annual Report to Stockholders for fiscal year ended December 31, 1997 (Part II).

    Proxy Statement for Annual Meeting of Stockholders to be held on May 7, 1998 (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Allegiance Corporation ("Allegiance" or the "Company") was incorporated in Delaware in June 1996. On September 30, 1996 (the "Distribution Date"), Baxter International Inc. ("Baxter") and its subsidiaries transferred to Allegiance and its subsidiaries their U.S. health-care distribution business, surgical and respiratory therapy business and health-care cost-saving business, as well as certain foreign operations (the "Allegiance Business") in connection with a spin-off of the Allegiance Business by Baxter. The spin-off occurred on the Distribution Date through a distribution of Allegiance common stock to Baxter stockholders (the "Distribution"). Unless the context indicates otherwise, as used in this report, the terms "Allegiance" and the "Company" mean the Allegiance Business of Baxter for periods prior to the Distribution Date and Allegiance Corporation and its consolidated subsidiaries for the periods following the Distribution Date. All references to "Baxter" include Baxter International Inc. and its consolidated subsidiaries as of the relevant date.

OVERVIEW

  Allegiance is America's largest provider of health-care products and cost-saving services for hospitals and other health-care providers. These integrated businesses recorded total sales of approximately $4.4 billion in 1997.

  The economics of health care are changing rapidly, particularly in the United States, which is Allegiance's largest current market. In the past, doctors and nurses were paid for their services with few cost constraints. Today, large employers, insurance companies and HMOs are negotiating set fees for patient care. For U.S. hospitals and health systems, Allegiance's main customers, the pressure to reduce costs has never been greater. At the same time, demand for health services continues to climb with the growth of aging populations in the United States and throughout much of the industrialized world. This environment offers opportunities for Allegiance, which has invested in integrated product and service programs that help medical professionals cope with health care's economic and demographic trends.

  The health-care distribution market in the United States has experienced intense competition and a resultant erosion in margins in recent years in response to the growth of managed care and increased consolidation among health-care providers. Allegiance has responded and stabilized its margins by integrating its market-leading distribution capabilities with a broad product offering, including an increasing amount of self-manufactured products; high levels of customer service; and innovative cost-saving services.

PRODUCT OFFERING

  Allegiance has differentiated itself by integrating its product offering with its distribution and cost-saving services. Allegiance offers the industry's broadest range of medical and laboratory products, representing more than 2,800 suppliers in addition to its own line of surgical and respiratory therapy products.

  Allegiance works with health professionals to reduce the variety and number of products they buy under agreements that provide incentives for Allegiance to help customers save money. In return, customers purchase a greater portion of their supplies from Allegiance.

  Allegiance operates 22 domestic and international manufacturing plants, producing products used in surgery and other medical procedures. All Allegiance plants are required to be ISO 9000 certified.

  Allegiance has several major product lines, most of which hold leading sales positions:

 Custom-Sterile(TM) Products and PBDS(TM) Pathways

  Allegiance's leading Custom-Sterile(TM) products and PBDS(TM) Pathways service help health-care providers save time and money by assembling customer-designated supplies into packages for specific procedures. Custom-Sterile(TM) packs contain sterile, disposable supplies made by Allegiance and other manufacturers. They are used to perform dozens of procedures, from open-heart surgery and childbirth to treating minor wound closure. Customers can select items for these packs from a database of approximately 30,000 products from nearly 800 manufacturers. PBDS(TM) modules contain Custom-Sterile(TM) packs along with non-sterile supplies.

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

 Gloves

  Allegiance is the world's largest manufacturer and marketer of medical gloves. Allegiance produces surgical and exam gloves made from natural rubber latex and synthetic materials such as neoprene and vinyl.

 Medi-Vac(R) Products

  Allegiance is the world's leading producer of fluid suction and collection systems. The Medi-Vac(R) line consists of disposable suction canisters and liners, suction tubing, and supporting hardware and accessories. These products are used in the operating room to remove fluids and debris from the body during surgery. Outside the operating room, the products are used when fluid must be removed from a patient. The Medi-Vac(R) product line also includes wound-drainage tubing and reservoirs used to remove fluid from closed wounds to prevent infection and promote healing. Medi-Vac(R) autotransfusion systems collect blood for reinfusion to the patient after filtration, allowing patients to receive their own blood instead of transfusions from donors. In 1997, Allegiance acquired a line of surgical devices from Surgin Surgical Instrumentation, Inc. The acquisition broadens Allegiance's line of Medi-Vac(R) fluid suction and collection products for the growing area of laparoscopic, or less-invasive, surgery.

 Respiratory Therapy Products

  Allegiance is a leading manufacturer and marketer of respiratory therapy products, which are used primarily to deliver oxygen and medication to patients with breathing disorders. This product line includes ventilator circuits (tubing used to connect patients to ventilator machines), oxygen masks, cannulae, and suction catheters used to clear the trachea. In 1997, Allegiance acquired a line of respiratory-care devices and supplies from Kendall Healthcare Products Company. This acquisition extends Allegiance's leadership in respiratory care with new products that are used widely in patients' homes, nursing homes and hospitals to treat asthma, pneumonia, emphysema, bronchitis and other respiratory conditions.

 V. Mueller

  Allegiance's V. Mueller product portfolio comprises a broad range of specialty surgical instruments, instrument reprocessing products, and sterilization packaging, including the Genesis(TM) Container System. V. Mueller is rapidly expanding its Capital Asset Service's programs that assist customers in reducing their overall equipment costs. The V. Mueller business was established in 1895 and is known worldwide for the quality of its products and services. V. Mueller has two dedicated manufacturing facilities and an extensive global finished-product sourcing network.

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

 Other Products

  Allegiance manufactures and markets a range of other leading products. It is the world's largest producer of urinary drainage catheters, and it manufactures endotracheal tubes for respiration, anesthesia, and other therapies. The Company produces a broad line of hot and cold packs used to provide localized temperature therapy for orthopedic injuries and for patients recovering from childbirth and surgical procedures. Allegiance also manufactures and markets a broad line of patient-preparation, hair-removal, and skin-care products such as clippers and razors, as well as special soaps, sponges and scrub brushes for surgeons and other operating room personnel.

DISTRIBUTION SERVICES

  Allegiance is a leading distributor of medical, surgical, and laboratory products in the United States. Allegiance can supply any of more than 300,000 different products to its customers. Most items are available for shipment the same day the customer requests them. Allegiance has 49 U.S. distribution centers that deliver products throughout the United States. Allegiance has made substantial investments in information systems to enhance its operations and improve customer service. In addition to its own surgical and respiratory therapy products, Allegiance distributes an array of products from more than 2,800 manufacturers to a wide variety of health-care settings. Products range from full lines of laboratory equipment and operating room supplies to children's gift packs with coloring books and crayons.

  In late 1997, one of Allegiance's international subsidiaries combined distribution operations with MDS Inc. of Toronto to create a new company, Source Medical Corporation, which is now Canada's largest supplier of medical products. Through Source Medical Corporation, Allegiance owns or leases 14 distribution centers throughout Canada. Also in 1997, Allegiance, through an international subsidiary, purchased the production and distribution companies of SOHO Holding B.V., a leading supplier of medical and surgical products in the Netherlands.

  Allegiance divides its distributed products into two categories: medical-surgical products ("med-surg") and laboratory products. Allegiance is the industry leader in both product categories. Allegiance's med-surg portfolio comprises a broad array of products, including sutures, endoscopy instruments, needles and syringes, wound-care products, electrodes, face masks, bed pans, wash basins, blood-pressure cuffs, stethoscopes, waste-disposal bags, and many others. Increasingly, these products are delivered just-in-time in ready-to-use quantities. In some cases, Allegiance delivers the products directly to patient floors. Allegiance distributes products to hospitals, surgery centers, physician clinics, other distributors, long-term and sub-acute care facilities, home-care companies, and other health-care providers. Laboratory products -- used primarily to perform diagnostic tests -- are sold principally to hospitals, independent laboratories and other health-care providers. These products include test tubes, pipettes, slides, and equipment such as microscopes, automated diagnostic centrifuges and scales.

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

  Through the ValueLink(R) service, Allegiance also provides its Custom-Sterile(TM) Products and its PBDS(TM) Pathways Service, which delivers labor-saving, made-to-order packages containing virtually every sterile and non-sterile product needed to perform dozens of medical procedures, from open-heart bypass surgery to a hernia repair.

 Strategic Supplier Relationships

  Since 1995, Allegiance has been consolidating its distribution service around a carefully selected group of preferred suppliers in order to reduce the number of suppliers that furnish identical items. This "Best Value Products" strategy is strengthening Allegiance's relationships with suppliers, resulting in savings to Allegiance and better service for its customers. Allegiance also is continuing to streamline its distribution network to reduce costs, improve service, and strengthen its growing number of cost-saving relationships with health-care providers.

 Supply-Chain Management

  Supply-chain management requires precise knowledge and planning of customer demand. Given Allegiance's size and scope, advanced information systems, and balance of self-manufactured and externally supplied products, Allegiance is well-positioned to maximize service to customers and minimize inventory levels and variability. To accelerate this process, Allegiance is making major investments in information technology that uses EDI, or electronic data interchange, to exchange purchasing and inventory data with its suppliers and customers. Management believes this integrated distribution and product offering strengthens Allegiance's financial and competitive position. In 1995, Allegiance opened a National Drop Ship Center in McGaw Park, Illinois, from which it distributes less frequently ordered items. By consolidating such products in one facility, the amount of regional inventory variability has decreased and Allegiance has achieved lower system-wide inventory levels.

 Serving Health Care Outside Hospitals

  Health care increasingly is being delivered outside hospitals as health-care providers integrate into regional networks and managed care pushes patients into lower-cost settings for treatment. Many procedures previously performed in hospital operating rooms are now performed in surgery centers, and some procedures that had been performed in surgery centers are now taking place in physician clinics. To reach these and other non-hospital customers, Allegiance has developed the capability to deliver smaller orders more frequently. Allegiance also enters into relationships with dealers that specialize in serving these markets. For some small or geographically remote customers, Allegiance provides service through its Network Sales organization. This sales and customer-service unit conducts business via the telephone, distributing in some cases by commercial carrier. In 1997, Allegiance formed the Care Continuum business, an organization focused on growing the Company's direct sales outside the hospital.

COST-SAVING SERVICES

  Reducing costs while improving quality of care is the most significant challenge facing health-care providers today. Through its cost-savings programs, Allegiance aligns its goals with those of its customers. Under many of these agreements, which Allegiance introduced to the health-care industry in late 1994, Allegiance and its customers agree to share the savings if supply and related costs fall below an agreed upon target, or share the overage if these costs exceed the target. In mid 1997, Allegiance also began offering cost-saving consulting on a fee-for-service basis. As of December 31, 1997, Allegiance had 46 cost-savings agreements with hospitals or hospital systems. Alternatively, these agreements covered 126 250-bed equivalent facilities in 1997. In these accounts, Allegiance assigns a clinical project manager to work with a hospital's clinical staff to identify supply usage patterns, reduce variation by standardizing procedures and products, and eliminate unnecessary supplies. Product standardization involves the selection and use of one preferred brand from many options. Savings are realized from selecting among Allegiance's Best Value Products, cost efficiencies from increased volume for the selected brand and dealing with fewer vendors. Procedure standardization involves helping clinical staff reach consensus on what supplies should be used in a given procedure, then packaging and distributing the products. A typical assignment for a clinical project manager lasts 24 months. Hospitals ultimately buy fewer supplies, but a greater total portion of their supplies come from Allegiance. Sales of Allegiance's surgical products, for example, have grown in these accounts, while the hospitals' total supply costs have decreased. To the extent that savings do not materialize from these efforts, Allegiance is obligated to reimburse the customer for a portion of the shortfall.

  Much of the savings generated in these cost-savings accounts come from the implementation of PBDS(TM) Pathways modules, which contain Allegiance's self-manufactured products, Best Value Products from preferred suppliers, and other third-party distributed products. These modules reduce hospital labor, purchasing, and other product and product-management costs. Rather than ordering products separately for a procedure, customers can order a single catalog number. Rather than nurses having to locate and assemble individual products for a procedure, the products arrive in one package. Additional savings are achieved when PBDS(TM) Pathways modules are delivered just-in-time, direct to the point of use through Allegiance's ValueLink(R) service.

  In addition, Allegiance offers customers a range of professional consulting services. The Company's proprietary database of best demonstrated practices helps hospitals improve their clinical operations, reduce lengths of stay and improve clinical outcomes. Consistent with its strategic direction of providing cost-saving services, Allegiance acquired West Hudson & Co. Inc., a privately-owned health-care consulting firm in January 1997. Each of Allegiance's manufacturing units also offers programs to help customers control costs. There are programs to help health-care providers standardize and select the most cost-effective drapes, gowns, gloves, and other products for various procedures; identify the most cost-effective mix of products to include in custom procedure kits; sterilize, repair, and refurbish surgical instruments; and process reusable laundry, linen, and textiles. Allegiance's glove-management program, for example, helps health-care providers select the most cost-effective glove for various procedures while ensuring appropriate patient care and worker safety.

CONTRACTUAL ARRANGEMENTS; BUYING GROUPS

  A substantial portion of Allegiance's products are sold through contracts with group purchasing organizations. Some of these contracts have terms of more than one year and include limits on price increases. In the case of hospitals, clinical laboratories, and other facilities, these contracts may provide the customer with incentives to purchase particular products or categories of products. Some of these contracts are entered into with hospital buying groups seeking to achieve economies of scale in consolidating multiple hospitals' purchases from Allegiance.

  For the last three years, sales to customers that are members of two large hospital buying groups, Premier, Inc. ("Premier") and VHA Inc. ("VHA"), as a percentage of total sales, were 28 percent and 20 percent, respectively, in 1997, 27 percent and 20 percent, respectively, in 1996, and 27 percent and 16 percent, respectively, in 1995. Premier and VHA each comprise a group of health-care organizations that benefit from the pricing and other benefits available to members of the group. Certain members of each group are free to purchase from vendors of their choice. Although the loss of the relationship with either group could have a significant impact on sales to members of the group, the loss of such group would not necessarily mean the loss of sales from all members of the group. No other buying group or single customer currently accounts for more than 10 percent of Allegiance's revenue.

SALES AND MARKETING

  Allegiance conducts its selling efforts through its subsidiaries. These subsidiaries have their own sales forces and direct their own sales efforts. In the United States, Allegiance uses a "team selling" approach with many of its hospitals, health systems, and multi-hospital group customers. This approach relies on a Strategic Account Executive to coordinate the various Allegiance Businesses' sales efforts. The Strategic Account Executive is responsible for all sales and service contacts with a given customer, acting as a focal point, and assembling cross-functional teams as needed to meet that customer's needs. Allegiance manages its field sales and service organization on a regional basis. The regional sales organizations are designed to develop strong relationships with customers. In addition, sales are made to independent distributors, dealers, and sales agents. Outside of the United States, Allegiance products are primarily distributed through Baxter. To support future business opportunities overseas, the Company also formed new subsidiaries in Belgium, Spain, Italy and Switzerland in late 1997.

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

COMPETITION

  Allegiance has substantial competition in all of its markets. The changing health-care environment in recent years has led to consolidation and increased competition among health-care manufacturers and suppliers. Competition is focused on price, service, and product performance. Pressure in these areas is expected to continue.

  The future financial success of health-care product and service companies, such as Allegiance, will depend on their ability to work with customers to help them provide quality care while enhancing their competitiveness through cost-saving initiatives. Management believes it can help its customers achieve savings by automating supply-ordering procedures; optimizing distribution networks; improving utilization, materials management and labor productivity; achieving economies through product and procedure standardization; and performing certain non-clinical services on an outsourced basis. Allegiance further believes its objective of providing superior service to customers and achieving the best overall cost in the delivery of health-care products and services is compatible with any anticipated realignment of the U.S. health-care system.

QUALITY CONTROL

  Allegiance places great emphasis on providing quality products and services to its customers. An integrated network of quality systems, including control procedures that are developed and implemented by technically trained professionals, results in rigid specifications for raw materials, packaging materials, labels, sterilization procedures, and overall process control. The quality systems integrate the efforts of raw material and finished goods suppliers to provide the highest value to customers. On a statistical sampling basis, a quality assurance organization tests components and finished goods at different stages in the manufacturing process to assure that exacting standards are met. All Allegiance plants are required to be ISO 9000 certified.

GOVERNMENT REGULATION

  Most of the products manufactured or sold by Allegiance in the United States are subject to regulation by the U.S. Food and Drug Administration ("FDA"), as well as by other federal and state agencies. The FDA regulates the introduction and advertising of new medical products and related manufacturing procedures, labeling, and record-keeping. The FDA has the power to seize adulterated or misbranded medical products, to require the manufacturer to remove them from the market, and to publicize relevant facts. From time to time, Allegiance has removed products from the market that were found not to meet acceptable standards. This may occur with respect to Allegiance in the future. Product regulatory laws also exist in most other countries where Allegiance does or will do business.

  Allegiance's environmental policies mandate compliance with all applicable regulatory requirements concerning environmental quality and contemplate, among other things, appropriate capital expenditures for environmental protection. Various immaterial expenditures for environmental protection related to the Allegiance Business were made during 1996 and 1997. See "Item 3--Legal Proceedings."

RELATIONSHIP WITH BAXTER

  Allegiance has significant continuing relationships with Baxter as an agent, distributor, customer, and supplier for a wide array of health-care products and services, and for certain administrative support services. Allegiance is Baxter's primary agent in distributing Baxter's intravenous solutions and other products in the United States and provides Baxter with certain administrative services including credit, collection and cash application, accounts payable, information technology, and telecommunications. Baxter distributes Allegiance's products in many countries around the world and provides various administrative services to Allegiance. Baxter does not have any ownership interest in Allegiance.

  Allegiance and Baxter entered into various agreements to govern certain of the ongoing relationships between Baxter and Allegiance after the Distribution, which provided mechanisms for an orderly transfer of the Allegiance Business from Baxter to Allegiance, and facilitated an orderly transition to the status of two separate, publicly traded companies.

 Reorganization Agreement

  Baxter and Allegiance entered into a reorganization agreement (the "Reorganization Agreement") in 1996 as part of the spin-off of the Allegiance Business. Subject to certain exceptions, the Reorganization Agreement provides for certain cross-indemnities (including an indemnity of Baxter by Allegiance with respect to certain guarantees by Baxter in connection with certain Allegiance agreements and certain financial guarantees) designed principally to place financial responsibility for the obligations and liabilities of the Allegiance Business with Allegiance and financial responsibility for the obligations and liabilities of Baxter's retained businesses and its other subsidiaries with Baxter. Specifically, Allegiance has agreed to assume liability for, and to indemnify Baxter against, any and all liabilities associated with the Allegiance Business, including any litigation, proceedings or claims relating to Allegiance products and operations whether the underlying basis for such litigation, proceedings or claims arose prior to or after the Distribution Date. Baxter has agreed to indemnify Allegiance against any and all liabilities associated with Baxter's retained businesses. Specifically, Baxter has retained liability for, and agreed to indemnify Allegiance against, proceedings or claims relating to allegations of disease transmission through blood products and silicon-gel mammary implants.

  Pursuant to the Reorganization Agreement, Allegiance assumed all environmental liabilities that arise from or are attributable to the operations of the Allegiance Business, including, but not limited to, off-site waste-disposal liabilities. Allegiance also has agreed to indemnify Baxter against any and all such environmental liabilities relating to the Allegiance Business. Baxter has agreed to indemnify Allegiance against any and all environmental liabilities associated with the retained Baxter businesses. In addition, the Reorganization Agreement provides that Baxter and Allegiance will indemnify each other in the event certain liabilities arise under the Securities Exchange Act of 1934.

  The Reorganization Agreement also provides, among other things, that in order to avoid potentially adverse tax consequences relating to the Distribution, for a period of two years after the Distribution, Allegiance will not: (i) cease to engage in an active trade or business within the meaning of the Internal Revenue Code of 1986, as amended (the "Code"); (ii) issue or redeem any share of stock of Allegiance, except for certain issuances and redemptions for the benefit of Allegiance's employees or to effect acquisitions by Allegiance in the ordinary course of business or in connection with the issuance of any convertible debt by Allegiance or in accordance with the requirements for permitted purchases of Allegiance stock as set forth in
Section 4.05(l)(b) of Revenue Procedure 96-30 issued by the Internal Revenue Service (the "IRS"); or (iii) liquidate or merge with any other corporation, unless, with respect to (i), (ii) or (iii) above, either (a) an opinion is obtained from counsel to Baxter, or (b) a ruling is obtained from the IRS, in either case to the effect that such act or event will not adversely affect the federal income tax consequences of the Distribution to Baxter, its stockholders who received Allegiance common stock or Allegiance. Allegiance does not expect these limitations to significantly constrain its activities or its ability to respond to unanticipated developments.

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

  In addition, the Reorganization Agreement addresses the treatment of employee benefit matters and other compensation arrangements for certain former and current Allegiance employees and their beneficiaries and dependents, as well as certain former employees of certain former Allegiance businesses and their beneficiaries and dependents (collectively, the "Allegiance Participants"). As required by the Reorganization Agreement, the account balances (including outstanding loans) of all Allegiance Participants in the Baxter International Inc. and Subsidiaries Incentive Investment Plan (the "IIP"), and the plan assets related to such liabilities were transferred to Allegiance's new retirement savings plan. The Reorganization Agreement also generally provides that Allegiance assumes all liabilities for benefits under any welfare plans related to Allegiance Participants, other than certain claims incurred on or before the Distribution Date. Moreover, the Reorganization Agreement provides that, effective as of the Distribution Date, Allegiance is responsible for all other liabilities to Allegiance Participants (including unfunded supplemental retirement benefits), other than certain accruals under the Baxter Defined Benefit Excess Plan.

 Tax Sharing Agreement

  Baxter and Allegiance entered into a tax sharing agreement (the "Tax Sharing Agreement") which allocates tax liabilities and responsibility for tax audits for periods prior to, and subsequent to the Distribution Date. The Tax Sharing Agreement also allocates consolidated alternative minimum tax and other tax credit carry-forwards as of the Distribution Date between Baxter and Allegiance.

 Agency, Services and Distribution Agreements

  In 1996, Baxter's principal domestic operating subsidiary, Baxter Healthcare Corporation ("BHC"), and an Allegiance subsidiary entered into an Agency, Services and Distribution Agreement (the "Domestic Distribution Agreements") for each of Baxter's four primary domestic business units, I.V. Systems, Renal, Cardiovascular, and Biotechnology, pursuant to which Baxter supplies products to Allegiance, and Allegiance, as agent or distributor for Baxter, provides physical distribution and various sales and sales support services to Baxter. The Domestic Distribution Agreements cover substantially all of the existing products of each of Baxter's foregoing business units.

  In most instances, Allegiance acts as Baxter's agent for the physical distribution of Baxter's products in return for a fee. In such situations, Baxter maintains the contractual relationship with the customer, manages sales, order-taking, billing and collections, and retains title to the products until shipment to the customer. In certain situations, Allegiance acts as a full-service distributor for Baxter products with a direct contractual relationship with the ultimate customer. In these situations, Allegiance provides additional sales, sales support, and other customer and product-related services to the customer and purchases the products from Baxter at specified prices. Such additional services may include aggregating Baxter's products with others to be sold as "kits" for a given medical procedure or other cost-saving services that assist the customer in reducing product consumption, improving utilization of assets, improving logistics, and reducing or eliminating costs.

  The initial terms of the Domestic Distribution Agreements, which began in 1996, range from three years (Renal and Biotechnology) to five years (I.V. Systems and Cardiovascular). The agreements may be renewed by mutual agreement of the parties. In the event of a Change In Control of one of the parties to the Domestic Distribution Agreements or certain of their affiliates, the other party to such agreement has the right, subject to certain notice periods and other restrictions, to terminate all, or in certain cases only the affected portion, of such agreement prior to its normal expiration. In the case of a Change In Control involving a competitor of the non-affected party, the notice period required for termination may be shorter. For purposes of these agreements, a "Change In Control" includes the acquisition of more than 30 percent of the stock of either party or one of its affiliates, certain mergers or consolidations involving either party or one of its affiliates, the acquisition by either party of certain significant subsidiaries, and, in the case of an affiliate of either of the parties, the disposition of substantially all of its business and assets.

  Under the Domestic Distribution Agreements, Baxter is required within the Territory to distribute all covered I.V. Systems and Cardiovascular products (including any line extensions of such products) through Allegiance, subject to certain exceptions. In addition, Allegiance may not market, promote or solicit orders for any product that competes with any covered I.V. Systems or Cardiovascular product. Allegiance may however take orders for stock and sell competing products in response to customer requests. For purposes of the Domestic Distribution Agreements, the "Territory" is defined as the 50 states of the United States and the District of Columbia. Allegiance's right to distribute the covered products is limited to the Territory.

  The compensation received by Allegiance under the Domestic Distribution Agreements generally approximates or is based upon the internal business unit revenue and expense allocations that were in effect between the Baxter business units and the Allegiance Business prior to the Distribution. Similarly, the service levels and performance standards remain as they were prior to the Distribution.

  In addition to the Domestic Distribution Agreements, Baxter and Allegiance entered into agreements under which Baxter has agreed to distribute Allegiance's surgical and other products outside of the United States and to distribute certain surgical products to the long-term, sub-acute, and home-care markets within the United States.

 Services Agreements

  Baxter and Allegiance also entered into several services agreements, effective from and after the Distribution Date, under which Baxter provides to Allegiance, and Allegiance provides to Baxter, certain administrative services necessary for the conduct of Baxter's and Allegiance's businesses. Services provided to Baxter by Allegiance include credit, collection and cash application, accounts payable, telecommunications, and information technology services. Services provided to Allegiance by Baxter include payroll, human resources (including international expatriate services), travel, property management and other services. These agreements have varying terms and, subject to certain exceptions, are generally terminable by either party on 12 months notice or less. Under certain circumstances involving a Change In Control, the agreements may be terminated earlier. The agreements may be renewed by mutual agreement of the parties. The prices at which such services are provided generally are equal to or based on the actual cost of rendering such services.

  In addition, Baxter leased from Allegiance, for a term of 10 years, beginning in 1996, a 217,000-square-foot office building at Allegiance's McGaw Park, Illinois, headquarters site. The leased building is occupied by Baxter's Renal Division. Allegiance subleases from Baxter all or a substantial part of an 85,000-square-foot office building in Deerfield, Illinois. This building is part of a three-building complex leased by Baxter, and Allegiance's sublease is for the remainder of the current term of Baxter's lease. Baxter and Allegiance may also lease or sublease to each other miscellaneous office or other space for use in connection with various services performed for one another pursuant to the agreements described above.

EMPLOYEES

  As of December 31, 1997, Allegiance employed approximately 19,800 people.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Following are the names and ages, as of March 2, 1998, of the executive officers of the Company, or one or both of its two principal direct subsidiaries, Allegiance Healthcare Corporation and Allegiance Healthcare International Inc., their positions and summaries of their backgrounds and business experience.

  LESTER B. KNIGHT, age 39, has been chairman of the board and chief executive officer of Allegiance since June 1996. From 1992 to September 1996, he was an executive vice president of Baxter. He was elected a corporate vice president of Baxter in 1990. Mr. Knight joined Baxter in 1981. Tenure with the Company:
16 years.

  JOSEPH F. DAMICO, age 44, has been president and chief operating officer of Allegiance since June 1996. From 1992 to September 1996, he was a corporate vice president of Baxter. From 1979 to 1992, he held various positions at Baxter, including vice president and general manager of the Custom Sterile unit and president of the Convertors/Custom Sterile business. Tenure with the
Company: 18 years.

  WILLIAM L. FEATHER, age 51, has been senior vice president, general counsel and secretary of Allegiance since June 1996. From January 1996 to September 1996, he was associate general counsel for Baxter Healthcare Corporation's U.S. Healthcare business. Between 1986 and 1996, he held various positions at Baxter, including corporate counsel, senior counsel, and assistant general counsel. Tenure with the Company: 12 years.

  PETER B. MCKEE, age 59, has been senior vice president and chief financial officer of Allegiance since June 1996. From 1993 until he joined Baxter Healthcare Corporation in May 1996, Mr. McKee was a senior vice president and chief financial officer at FoxMeyer Health Corporation, a pharmaceutical distributor, subsidiaries of which filed a petition under Chapter 11 of the United States Bankruptcy Code in August 1996. Prior to that, he was a partner and principal owner of InterSolve Group Corporation, a managerial consulting firm. Tenure with the Company: 2 years.

  KATHY BRITTAIN WHITE, age 48, has been senior vice president and chief information officer of Allegiance since June 1996. She joined Baxter as its chief information officer in 1995. From 1993 to 1995, she was vice president, information systems and services for AlliedSignal Corporation. Prior to that, she was vice president, corporate services, for Guilford Mills, Inc. Tenure with the Company: 3 years.

  RICHARD C. ADLOFF, age 40, has been corporate vice president and controller of Allegiance since June 1996. From 1994 to September 1996, he was vice president of finance for Baxter Healthcare Corporation's U.S. Healthcare business. From 1980 to 1994, he held various positions in accounting and finance at Baxter and American Hospital Supply Corporation. Tenure with the
Company: 17 years.

  ROBERT B. DEBAUN, age 47, has been corporate vice president human resources of Allegiance since June 1996. From 1991 to September 1996, he was vice president of human resources for Baxter Healthcare Corporation's U.S. Distribution business. From 1981 to 1991, he held various positions, including director of corporate staffing for American Hospital Supply Corporation; director of corporate staffing and relocation; and vice president, human resources, for Baxter's I.V. Systems business. Tenure with the Company: 16 years.

  MARK J. EHLERT, age 44, has been corporate vice president quality and regulatory affairs of Allegiance since June 1996. From 1994 to September 1996, he was vice president, quality and regulatory affairs for the U.S. Sales and Distribution business of Baxter Healthcare Corporation. From 1975 to 1994, he held various positions at Baxter, including quality-control manager, director of quality management, director of manufacturing for northern Illinois I.V. Systems operations and general manager of the Singapore manufacturing operations. Tenure with the Company: 22 years.

  LEONARD G. KUHR, age 39, has been corporate vice president and treasurer of Allegiance since June 1996. From 1995 to September 1996, he was vice president, capital markets at Baxter. From 1979 to 1995, he held various positions at Baxter and American Hospital Supply Corporation, including vice president and controller of the Specialty Business group, vice president finance for the Surgical Business, and various tax management positions for the corporate tax function. Tenure with the Company: 19 years.

  ROGER L. SISTERMAN, age 54, has been corporate vice president manufacturing of Allegiance's operating subsidiaries since June 1996. From 1994 to September 1996, he was vice president of manufacturing and operations for Baxter Healthcare Corporation. From 1977 to 1994, he held various positions at Baxter, including director of materials management for Baxter's Pharmaseal division, vice president of manufacturing for Baxter Custom Sterile and vice president for Convertors/Custom Sterile. Tenure with the Company: 20 years.

ITEM 2. PROPERTIES

  Allegiance owns or has long-term leases on substantially all of its major manufacturing facilities. Allegiance maintains 22 manufacturing facilities in the United States, France, Malaysia, Malta, the Netherlands and Mexico. Allegiance owns or leases 49 distribution centers in the United States and 14 distribution centers in Canada through its interest in Source Medical Corporation.

  Allegiance maintains a continuing program for improving its properties, including the retirement or improvement of older facilities and the construction of new facilities. This program includes improvement of manufacturing facilities to enable production and quality control programs to conform with the current state of technology and government regulations.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Legal Proceedings" in "Notes to Consolidated Financial Statements," which information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Quarterly Financial Results and Market for the Company's Stock" in "Notes to Consolidated Financial Statements," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the caption "Five-Year Summary of Selected Financial Data," which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 under the caption "Management's Discussion and Analysis," which information is incorporated herein by reference.

                               ----------------

               INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

  Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere in this Report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements indicating the Company "plans," "expects," "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including, but not limited to, general economic and business conditions, changing trends in the health-care industry and customer profiles, demand and market acceptance risks for new and existing products, the impact of competitive products and pricing, product development and liability risks, the Company's limited history as an operating company, unforeseen changes in its existing agency and distribution arrangements, changes in governmental regulations, and unfavorable foreign-currency fluctuations. Although Allegiance believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Allegiance will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is set forth in registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, under the captions "Report of Independent Accountants," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Cash Flows," "Consolidated Statements of Equity," and "Notes to Consolidated Financial Statements," which information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of the Company

  The information required by this Item will be set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998, under the caption "Election of Directors," which information is incorporated herein by reference. This Proxy Statement will be filed with the SEC on or about March 23, 1998.

(b) Executive officers of the Company

  Reference is made to "Executive Officers of the Registrant" in Part I.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item will be set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998, under the caption "Compensation of Directors and Executive Officers," which information is incorporated herein by reference. This Proxy Statement will be filed with the SEC on or about March 23, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item will be set forth in registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 7, 1998, under the caption "Ownership of the Capital Stock of the Company," which information is incorporated herein by reference. This Proxy Statement will be filed with the SEC on or about March 23, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

  The following financial statements of Allegiance Corporation, are included in Part II, Item 8:

    (i)Report of Independent Accountants from Price Waterhouse LLP;

    (ii)Consolidated Balance Sheets--as of December 31, 1997 and 1996;

    (iii)Consolidated Statements of Operations--years ended December 31, 1997, 1996 and 1995;

    (iv)Consolidated Statements of Cash Flows--years ended December 31, 1997, 1996 and 1995;

    (v)Consolidated Statements of Equity--years ended December 31, 1997, 1996 and 1995; and

    (vi)Notes to Consolidated Financial Statements.

  (2) Financial Statement Schedules

    (i) Report of Independent Accountants from Price Waterhouse LLP; and

    (ii) Schedule II--Valuation and Qualifying Accounts.

  (3) Exhibits

    Exhibits required by Item 601 of Regulation S-K are listed in the
    Exhibit Index herein, which information is incorporated by reference.
(b) Reports on Form 8-K

  Not applicable.

(c) Exhibits

  The exhibits filed as part of this Annual Report on Form 10-K are as specified in Item 14(a)(3) herein.

(d) Financial Statement Schedules

  The financial statement schedule filed as part of this Annual Report on Form 10-K is as specified in Item 14(a)(2) herein.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON MARCH 16, 1998.

                                          Allegiance Corporation

                                                   /s/ Lester B. Knight
                                          By: _________________________________
                                            Lester B. Knight, Chairman of the
                                                        Board and
                                                 Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT ON MARCH 16, 1998 IN THE CAPACITIES INDICATED:

                 SIGNATURE                                     TITLE
                 ---------                                     -----


           /s/ Lester B. Knight             Chairman of the Board, Chief Executive
___________________________________________   Officer and Director (Principal Executive
             Lester B. Knight                 Officer)

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

           /s/ Kenneth D. Bloem             Director
___________________________________________
             Kenneth D. Bloem

           /s/ Silas S. Cathcart            Director
___________________________________________
             Silas S. Cathcart

           /s/ Connie R. Curran             Director
___________________________________________
             Connie R. Curran

           /s/ Arthur F. Golden             Director
___________________________________________
             Arthur F. Golden

           /s/ David W. Grainger            Director
___________________________________________
             David W. Grainger

         /s/ Michael D. O'Halleran          Director
___________________________________________
           Michael D. O'Halleran


                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Allegiance Corporation

Our audits of the consolidated financial statements referred to in our report dated January 26, 1998 appearing in the 1997 Annual Report to Stockholders of Allegiance Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Price Waterhouse LLP

Chicago, Illinois
January 26, 1998

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                            (IN MILLIONS OF DOLLARS)

                                                 ADDITIONS
                                      BALANCE AT CHARGED TO DEDUCTIONS  BALANCE
                                      BEGINNING  COSTS AND     FROM    AT END OF
DESCRIPTION                           OF PERIOD   EXPENSES   RESERVES   PERIOD
-----------                           ---------- ---------- ---------- ---------
Year ended December 31, 1997
 Accounts receivable.................   $26.4      $ 1.4      $(3.7)     $24.1
Year ended December 31, 1996
 Accounts receivable.................   $18.2      $10.3      $(2.1)     $26.4
Year ended December 31, 1995
 Accounts receivable.................   $17.4      $ 2.6      $(1.8)     $18.2

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                  DESCRIPTION
    -------                                 -----------
     2.1     Reorganization Agreement between Baxter International Inc. and Allegiance
             Corporation(1)
     3.1     Certificate of Incorporation of Allegiance Corporation, including
             Certificate of Designation relating to Series A Junior Participating
             Preferred Stock of Allegiance Corporation(2)
     3.2     Bylaws of Allegiance Corporation(1)
     4.1     Indenture dated as of October 1, 1996 between Allegiance Corporation and
             PNC Bank, Kentucky, Inc.(2)
     4.2     Board Resolutions creating the 7.30% Notes due October 15, 2006, the 7.80%
             Debentures due October 15, 2016 and the 7.00% Debentures due October 15,
             2026(2)
    10.1*    Allegiance Corporation 1996 Outside Director Incentive Compensation
             Plan(1)
    10.2*    Allegiance Corporation 1996 Incentive Compensation Plan(1)
    10.3*    Allegiance Corporation Change in Control Plan(1)
    10.5     Intentionally left blank.
    10.6     Agency Services and Distribution Agreement dated as of September 30, 1996 between Allegiance Healthcare Corporation and Baxter Healthcare
             Corporation(3)
    10.7     $1.2 Billion Credit Agreement dated as of September 23, 1996 among
             Allegiance Corporation and the financial institutions named therein(1), as amended by the First Amendment to the Credit Agreement dated January 30,
             1997 among Allegiance Corporation and the financial institutions named therein(4)
    10.8     Amendment dated October 16, 1996 to the $1.2 Billion Credit Agreement dated as of September 23, 1996 among Allegiance Corporation and the financial institutions named therein(5)
    10.9     Rights Agreement, by and between Allegiance Corporation and the rights agent named therein(1)
    12.1     Statement regarding Computation of Actual and Pro Forma Ratio of Earnings
             to Fixed Charges
    13.1     Excerpts from 1997 Annual Report to Stockholders incorporated herein by reference
    21.1     Subsidiaries of Allegiance Corporation(1)
    23.1     Consent of Price Waterhouse LLP
    27.1     Financial Data Schedule

--------
(1) Incorporated herein by reference to the Exhibit of equivalent number to the Company's Registration Statement on Form S-1, as amended, Registration No. 333-12525.
(2) Incorporated herein by reference to the Exhibit of equivalent number to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.
(3) Incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 1996.
(4) Incorporated herein by reference to Exhibit 10.7 to the Company's fiscal year end report on Form 10-K for the fiscal year ended December 31, 1996.
(5) Incorporated herein by reference to Exhibit 10.8 to the Company's fiscal year end report on Form 10-K for the fiscal year ended December 31, 1996.
* Denotes each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.