Form 10-Q
period 1998-03-30
ALLEGIANCE CORP
filed 1998-05-12
CIK 1017799

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----     SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

          Commission file number   1-11885
                                -------------


                            ALLEGIANCE CORPORATION.
                            ----------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                     36-4095179
 -------------------------------------                     ---------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

1430 Waukegan Road, McGaw Park, Illinois                        60085
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


                                (847) 689-8410
                          ---------------------------
                        (Registrant's telephone number,
                             including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes X        No___
                                 ---

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of April 30, 1998, the latest practicable date, was 57,092,950 shares.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Allegiance Corporation
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
                     (in millions, except per share data)
--------------------------------------------------------------------------------
                                                         Three months ended
                                                              March 31,
                                                          1998             1997
                                                          ----             ----
Net sales                                             $1,103.4         $1,055.9

Costs and expenses
   Cost of goods sold                                    862.5            836.1
   Selling, general and administrative expenses          171.5            161.0
   Research & development                                  2.4              2.0
   Goodwill amortization                                   5.7              5.3
   Interest expense                                       15.2             18.9
   Other expense                                           1.4              0.2
--------------------------------------------------------------------------------
      Total costs and expenses                         1,058.7          1,023.5
--------------------------------------------------------------------------------
Income before income taxes                                44.7             32.4
Income tax expense                                        16.5             11.4
--------------------------------------------------------------------------------

Net income                                               $28.2            $21.0
Comprehensive income                                     $28.0            $20.6
--------------------------------------------------------------------------------

Net income per common share
   Basic                                                  $0.49            $0.38
   Diluted                                                $0.48            $0.37
Average number of common shares outstanding
   Basic                                                  57.4             55.3
   Diluted                                                59.2             56.4
================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Allegiance Corporation
                     Condensed Consolidated Balance Sheets
                   (in millions, except par value and shares)

---------------------------------------------------------------------------------------------------------------------
                                                                                           March 31,     December 31,
                                                                                                1998             1997
                                                                                                ----             ----
                                                                                         (Unaudited)

Current assets                     Cash and equivalents                                     $   22.8         $   31.6
                                   Accounts receivable (net of
                                     allowance for doubtful accounts
                                     of $25.3 and $24.1 at March 31,
                                     1998 and December 31, 1997,
                                     respectively)                                             485.2            510.8
                                   Notes and other current
                                     receivables                                                12.0             17.3
                                   Inventories                                                 630.2            586.9
                                   Deferred income taxes                                        86.4             97.9
                                   Prepaid expenses                                             22.5             17.9
                                   ----------------------------------------------------------------------------------
                                   Total current assets                                      1,259.1          1,262.4
                                   ----------------------------------------------------------------------------------

Property,                          At cost                                                   1,553.1          1,543.5
plant and                          Accumulated depreciation and
equipment                            amortization                                             (769.8)          (748.9)
                                   ----------------------------------------------------------------------------------
                                   Net property, plant and equipment                           783.3            794.6
---------------------------------------------------------------------------------------------------------------------

Other assets                       Goodwill and other intangibles                              569.7            553.8
                                   Other                                                        89.8             85.8
                                   ----------------------------------------------------------------------------------
                                   Total other assets                                          659.5            639.6
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                                $2,701.9         $2,696.6
=====================================================================================================================

Current
liabilities                        Accounts payable and accrued liabilities                 $  725.6         $  713.6
---------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                 887.1            900.7
---------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                           98.8             99.2
---------------------------------------------------------------------------------------------------------------------
Other non-current liabilities                                                                   45.9             45.9
---------------------------------------------------------------------------------------------------------------------
Equity                             Common stock, par value $1.00,
                                     authorized 200,000,000 shares,
                                     issued 58,115,860 shares in 1998
                                     and 1997                                                   58.1             58.1
                                   Additional contributed capital                               62.5             66.4
                                   Retained earnings                                           859.7            837.3
                                   Common stock in treasury, at cost, 998,090
                                     shares in 1998 and 749,129 shares in
                                     1997                                                      (36.1)           (25.2)
                                   Cumulative foreign currency adjustment                        0.3              0.6
                                   ----------------------------------------------------------------------------------
                                   Total equity                                                944.5            937.2
---------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                                $2,701.9         $2,696.6
=====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in millions)

--------------------------------------------------------------------------------------------------------------------
                                                                                                  Three months ended
                                                                                                      March 31,
                                                                                                  1998          1997
                                                                                                  ----          ----
(Brackets denote cash outflows)

Cash flow provided       Net income                                                             $ 28.2        $ 21.0
by operations            Adjustments
                           Depreciation and amortization                                          28.8          31.2
                           Deferred income taxes                                                  11.0           5.1
                           Other                                                                   2.7           2.1
                         Changes in balance sheet items
                           Accounts and notes receivable                                          31.4          44.7
                           Inventories                                                           (43.2)          2.1
                           Accounts payable and other current liabilities                          6.9          (3.1)
                           Restructuring program payments                                         (2.6)         (8.3)
                           Other                                                                  (3.5)        (11.9)
                         -------------------------------------------------------------------------------------------
                         Cash flow provided by operations                                         59.7          82.9
--------------------------------------------------------------------------------------------------------------------
Investment               Capital expenditures                                                    (12.2)        (14.8)
transactions             Acquisitions (net of cash received)                                     (24.1)        (36.5)
                         Proceeds from asset dispositions                                          1.8             -
                         -------------------------------------------------------------------------------------------
                         Investment transactions, net                                            (34.5)        (51.3)
--------------------------------------------------------------------------------------------------------------------
Financing                Decrease in debt with maturities of three
transactions               months or less, net                                                   (13.4)        (47.0)
                         Issuance of debt                                                            -          25.0
                         Common stock cash dividends                                              (5.8)         (5.6)
                         Common stock issued under employee benefit plans                          8.2           2.0
                         Purchase of treasury stock                                              (23.0)         (2.6)
                         -------------------------------------------------------------------------------------------
                         Financing transactions, net                                             (34.0)        (28.2)
--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                                       (8.8)          3.4
Cash and equivalents at beginning of period                                                       31.6          22.9
--------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                                           $ 22.8        $ 26.3
====================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                             Allegiance Corporation
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Financial information
-------------------------

The unaudited interim condensed consolidated financial statements of Allegiance Corporation ("Allegiance" or the "company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1997.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

2.  Earnings per share
----------------------

In 1997, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," ("EPS") which requires the presentation of both basic and diluted EPS.

Reconciliation of Basic and Diluted EPS                    1998                                           1997
                                          ----------------------------------------     ------------------------------------------
three months ended March 31,                     Net                     Per share              Net                     Per share
in millions, except per share data              income      Shares        amount               income      Shares        amount
---------------------------------------------------------------------------------------------------------------------------------
Basic EPS                                        $28.2        57.4           $0.49              $21.0        55.3           $0.38
Additional shares assuming
   exercise of stock option
   and stock purchase plan
   subscriptions    (a)                                        1.8                                            1.1
---------------------------------------------------------------------------------------------------------------------------------
Diluted EPS                                      $28.2        59.2           $0.48              $21.0        56.4           $0.37
=================================================================================================================================

(a) Options to purchase 0.2 million shares at an average price per share of $25.38 per share were outstanding during the three months ended March 31, 1997, but were not included in the diluted EPS computation because the exercise price exceeded the average market price for the period.

3.  Inventories
---------------



--------------------------------------------------------------------------------
                                                      March 31,     December 31,
(in millions)                                           1998             1997
--------------------------------------------------------------------------------
Raw materials                                            $ 53.0           $ 52.3
Work in process                                            55.1             44.2
Finished products                                         522.1            490.4
--------------------------------------------------------------------------------
Total inventories                                        $630.2           $586.9
================================================================================

4.  Restructuring charge
--------------------------

------------------------------------------------------------------------------------------------------------
                                                             Divestitures
                                          Employee-           and asset            Other
(in millions)                           related costs        write-downs           costs          Total
------------------------------------------------------------------------------------------------------------
December 31, 1997 balance                   $13.8               $17.0              $3.3           $34.1
------------------------------------------------------------------------------------------------------------
 Utilization:

    Cash                                      0.9                   -               1.7             2.6
    Non-cash                                    -                 0.7                 -             0.7
------------------------------------------------------------------------------------------------------------
March 31, 1998 balance                      $12.9               $16.3              $1.6           $30.8
============================================================================================================

Cash outflows pertain primarily to costs for severance, outplacement assistance, relocation, implementation teams and facility consolidations. Since the inception of the restructuring program, approximately 2,500 positions have been eliminated. The remaining reductions will occur throughout 1998, as implementation team projects and facility closures and consolidations are completed as planned.

5.  Comprehensive income
------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements. SFAS No. 130, which the company adopted during the first quarter of 1998, requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The company's comprehensive income consists of net income and foreign currency translation adjustments. Foreign currency translation adjustments, net of tax, amounted to $0.2 million and $0.4 million for the three months ended March 31, 1998 and 1997, respectively.

6.  Legal proceedings
---------------------

Allegiance assumed the defense of litigation involving claims related to the Allegiance businesses from Baxter Healthcare Corporation ("BHC"), including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves described below. Allegiance will be defending and indemnifying BHC, as contemplated by the agreements between Baxter International Inc. ("Baxter") and Allegiance, for all expenses and potential liabilities associated with claims pertaining to this litigation. It is expected that Allegiance will be named as a defendant in future litigation and may be added as a defendant in existing litigation.

BHC was one of ten defendants named in a purported class action filed in August 1993, Kennedy, et al., v. Baxter Healthcare Corporation, et al., (Sup. Ct., Sacramento Co., Cal., #535632), on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. The case alleged that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling and the case was dismissed. On April 8, 1994, a similar purported class action, Green, et al., v. Baxter Healthcare Corporation, et al., (Cir. Ct., Milwaukee Co., WI, 94CV004977), was filed against BHC and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, Wolf v. Baxter Healthcare Corp., et al., (Circuit Court, Wayne County, MI, 96-617844NP). BHC is the only named defendant in that suit. On January 3, 1997, BHC was served with a similar, nationwide proposed class action, Murray, et al., v. Baxter Healthcare Corporation, et al., (U.S.D.C. Southern District of Indiana, IP96-1889C). BHC and three other companies are defendants. On April 11, 1997, a similar proposed statewide class action, Delpit, et al. v. Ansell, Inc., et al., (U.S.D.C. Eastern District of Louisiana, 97-1112), was filed on behalf of users of latex gloves in the State of Louisiana. BHC and five other companies are defendants. On April 29, 1997, another similar proposed state-wide class action, Cowart, et. al. v. Ansell, Inc., et. al., (Civil District Court, Parish of Orleans, 97-7237), was filed on behalf of users of latex gloves. Baxter International Inc. and three other companies are defendants. On November 5, 1997, plaintiffs in each of these cases stipulated to the dismissal of the class claims. On August 8, 1997, BHC was served with a writ of summons in a case styled, Swartz v. Ach, Inc., et. al., (Court of Common Pleas of Jefferson County, Pennsylvania Civil Division, No.656-1997 C.D.) which purports to be a similar class action directed against manufacturers, distributors and sellers of natural rubber products. On October 9, 1996, the plaintiff in one such case pending in federal court filed a petition with the Judicial Panel Multi District Litigation, In Re Latex Gloves Products Liability Litigation, (MDL Docket No. 1148), seeking to transfer and consolidate the cases pending in federal court for pretrial proceedings and/or trial. On February 26, 1997, the Panel granted the petition and ordered all cases pending in federal court to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. As of April 30, 1998, there are an additional 234 active lawsuits involving BHC and/or the company containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

Because of the increase in claims filed and the ongoing defense costs that will be incurred, the company believes it is probable that Allegiance will incur significant expenses related to the defense of cases involving natural rubber latex gloves. During the fourth quarter of 1996, the company recorded a charge of $19.5 million to provide the minimum amount of the potential range of defense costs expected to be incurred related to existing cases. On an ongoing basis, the company assesses the adequacy of reserves and provides the minimum amount of this potential range.

Allegiance believes a substantial portion of any potential liability and remaining defense costs related to natural rubber latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. In 1996, Baxter notified its insurance companies that it believes these cases and claims are covered by Baxter's insurance. Most of the insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Upon resolution of any of the uncertainties concerning these cases, the company may incur charges in excess of presently established reserves. Based upon the advice of counsel, it is not expected that the outcome of these matters will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

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

As of March 31, 1998, BHC had been identified as a potentially responsible party for cleanup costs at ten hazardous waste sites, for which Allegiance has assumed responsibility. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments already made of $1.6 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining nine sites is approximately $3.8 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis describes material changes in the company's financial condition since December 31, 1997. Trends of a material nature are discussed to the extent known and considered relevant. This discussion should be read in conjunction with the consolidated financial statements, related notes thereto and management's discussion and analysis of financial condition and results of operations included in the company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

Sales


--------------------------------------------------------------------------------------------------------
                                                                            Three months ended
                                                                                March 31,        Percent
(in millions, except percentages)                                             1998      1997    increase
--------------------------------------------------------------------------------------------------------

Geographic region
  United States                                                             $1,006.9  $  990.5       1.7%
  International                                                                 96.5      65.4      47.6
--------------------------------------------------------------------------------------------------------
Total net sales                                                             $1,103.4  $1,055.9       4.5%
--------------------------------------------------------------------------------------------------------
Product Category
  Distributed product                                                       $  684.7  $  680.9       0.6%
  Self-manufactured product                                                    418.7     375.0      11.7
--------------------------------------------------------------------------------------------------------
Total net sales                                                             $1,103.4  $1,055.9       4.5%
--------------------------------------------------------------------------------------------------------

The increase in Allegiance's domestic sales for the three months ended March 31, 1998 as compared to the same period in the prior year principally resulted from the increase in sales of self-manufactured products discussed below, partially offset by on-going reductions in sales of lower-margin, distributed products.

The increase in first quarter international sales was principally the result of incremental sales from Source Medical Corporation, a Canadian venture established in the fourth quarter of 1997. Excluding the incremental sales from Source Medical, international sales grew approximately 9%

(10% excluding the adverse effects of foreign exchange). This increase was primarily the result of the new sales subsidiaries established in Belgium, Italy, the Netherlands, Spain and Switzerland.

Incremental sales from Source Medical discussed above, partially offset by on-going reductions in sales of lower-margin distributed products in the United States contributed to the slight increase in distributed product sales for the quarter ended March 31, 1998.

The increase in self-manufactured product sales during the three months ended March 31, 1998 as compared to the same period in the prior year principally resulted from the favorable impact of the company's agreement with Premier, Inc.

--------------------------------------------------------------------------------
                                                    Three months ended March 31,
(as a percentage of sales)                          1998               1997
--------------------------------------------------------------------------------

Gross margin                                        21.8%              20.8%
Selling, general and administrative expenses        15.5               15.2
--------------------------------------------------------------------------------


Gross margin increased by 1.0 percentage point for the three months ended
March 31, 1998 as compared to the same period in the prior year. Approximately $3.5 million of the increase in gross profit is the result of the favorable impact of the devaluation in the Malaysian ringgitt on the company's manufacturing costs. Excluding this foreign currency impact, gross margin for the first quarter was 21.5%. The remaining 0.7 percentage point increase is the result of improvements in the company's product mix, including self-manufactured product and international sales growth. Allegiance plans to maintain the stability of its gross margin by offsetting pricing pressures with manufacturing and other cost efficiencies, managing its product mix more effectively, and, when possible, instituting price increases.

The increase in selling, general and administrative expenses as a percent of sales during the first quarter of 1998 as compared to the same period of the prior year, resulted principally from the new sales subsidiaries established in Europe.

Restructuring Program

In November 1993, Baxter initiated a restructuring program to improve stockholder value and reduce costs. These strategic actions were designed in part to make the Allegiance businesses more efficient and responsive in addressing the changes occurring in the U.S. health-care system. See Note 4 to "Notes to the Condensed Consolidated Financial Statements" for discussions related to cash and non-cash utilization of the reserves and headcount reductions to date.

Management believes that the program is on target to achieve anticipated savings in excess of $155 million in 1998. The company anticipates that these savings will continue to partially offset potential future gross margin erosion and investments into cost-management and service initiatives. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the restructuring program and that future cash expenditures related to the program will be funded from cash generated from operations.

Interest Expense

As a result of lower average debt levels, interest expense for the three months ended March 31, 1998 decreased by $3.7 million from the first quarter of 1997.

Other Income And Expense

The change in other income and expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 was principally the result of losses incurred on a number of individually immaterial asset dispositions.

Income Taxes

Allegiance's effective tax rate during the period ended March 31, 1998 was 1.8 percentage points higher than the same period in the prior year. This increase was caused principally by a larger proportion of earnings generated in higher tax rate jurisdictions.

Net Income

The increase in net income for the three months ended March 31, 1998 as compared to the same period in the prior year is principally the result of sales increases, improved gross margins and lower interest expense.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires presentation of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of all prior period financial statements. The company has reflected the adoption of this statement it its first quarter financial statements for the three months ended March 31, 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

Allegiance's current assets exceeded current liabilities by $533.5 million at March 31, 1998 versus an excess of $548.8 million at December 31, 1997. Current assets at March 31, 1998 included accounts, notes and other current receivables of $497.2 million and inventories of $630.2 million. These sources of liquidity are convertible into cash over a relatively short period of time and, thus, could be available to help Allegiance satisfy normal operating cash requirements.

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

Cash Flow

---------------------------------------------------------------------------------------------
                                                                        Three months ended
                                                                             March 31,
(brackets denote cash outflows, in millions)                           1998            1997
---------------------------------------------------------------------------------------------
Cash flow provided by operations as stated in the
  company's Condensed Consolidated Statements
  of Cash Flows                                                       $ 59.7          $ 82.9

Capital expenditures                                                   (12.2)          (14.8)
Common stock cash dividends                                             (5.8)           (5.6)
---------------------------------------------------------------------------------------------
"Free cash flow"                                                      $ 41.7          $ 62.5
=============================================================================================

Cash flow provided by operations during 1997 was favorably impacted by improved balance sheet management (primarily accounts and notes receivable). The company expects that its ability to generate cash flow from improvements in balance sheet management will moderate from what was experienced in 1997. During the first quarter of 1998, the company experienced this moderation, which resulted in a decrease in cash flow provided by operations over the corresponding period in the prior year.

Management emphasizes "free cash flow" as an internal measure of operating cash flow after capital expenditures and dividends as reconciled in the table above. Management's objective is to maximize "free cash flow", and incentive compensation programs throughout the company include emphasis on management of working capital and "free cash flow" targets. The level of "free cash flow" during the three months ended March 31, 1998 enabled the company to fund $24.1 million in acquisitions, repurchase over 600,000 shares of its common stock on the open market for $23.0 million and pay down $13.4 million of long-term debt.

Investment Transactions

---------------------------------------------------------------------------------------------
                                                                        Three months ended
                                                                             March 31,
(brackets denote cash outflows, in millions)                           1998            1997
---------------------------------------------------------------------------------------------
Capital expenditures                                                  $(12.2)         $(14.8)
Acquisitions                                                           (24.1)          (36.5)
Proceeds from asset dispositions                                         1.8               -
---------------------------------------------------------------------------------------------
 Total investment transactions, net                                   $(34.5)         $(51.3)
=============================================================================================

Capital expenditure levels during the three months ended March 31, 1998 as compared to the same period in 1997 are relatively consistent. Allegiance management expects to invest in capital expenditures throughout 1998 at levels consistent with 1997, principally for improvements to existing facilities, manufacturing capacity expansion, system upgrades, productivity-enhancing equipment and other cost reduction projects.

During the first quarter of 1998, Allegiance spent $21.5 million to acquire Bauer Medical Inc., a privately held manufacturer and marketer of single-use biopsy devices, and Higman Healthcare, a privately held consulting firm specializing in improving management of surgical services. On January 2, 1997, Allegiance acquired West Hudson & Co. Inc., a privately-owned health-care consulting firm, for $30.5 million in cash and $10.5 million in stock, with possible contingent payments through 2000. All acquisitions are consistent with Allegiance's strategic direction, and were made to broaden product lines and service offerings or expand market coverage.

LITIGATION

Allegiance assumed the defense of litigation involving claims related to the Allegiance businesses from BHC, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. See Note 6 to "Notes to Condensed Consolidated Financial Statements" for a detailed description of the status of Allegiance's litigation. The company is a defendant in, or has assumed the defense of, a number of other claims, investigations and lawsuits. Upon resolution of any of the uncertainties described in Note 6 to "Notes to Condensed Consolidated Financial Statements", Allegiance may incur charges in excess of presently established reserves. Based on the advice of counsel, management does not believe the outcome of these matters individually or in the aggregate, will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

                          PART II.  OTHER INFORMATION
                            Allegiance Corporation


Item 4.  Submission of Matters to a Vote of Security Holders

The company's 1997 annual meeting of stockholders was held on May 7, 1998 for the purpose of electing directors and approving the adoption of the company's 1998 Incentive Compensation Program. Proxies for the meeting were solicited pursuant to Section 14 (a) of the Securities Exchange Act of 1934, and there was no solicitation in opposition to management's solicitation. All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                            Number of Votes
                                       -------------------------
                                        In favor        Withheld
                                       ----------       --------
Connie R. Curran                       49,678,884         628,303
Joseph F. Damico                       49,678,096         629,091
Arthur F. Golden                       48,021,536       2,285,651

The following directors' terms of office continued after the meeting:

Kenneth D. Bloem
David W. Grainger
Lester B. Knight
Silas S. Cathcart
Michael D. O'Halleran

The proposal to adopt the company's 1998 Incentive Compensation Program was approved with the following vote:

                                            ------------------------------------------
                                                           Number of Votes
                                            ------------------------------------------
                                             In favor          Against       Abstained
                                            ----------       ----------      ---------
Approval of proposal to adopt the
1998 Incentive Compensation
Program                                     31,647,359       13,149,293       224,885



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


                                             ALLEGIANCE CORPORATION
                                             ----------------------
                                                  (Registrant)


Date: May 12, 1998                       By:
                                             ----------------------------------
                                             Peter B. McKee
                                             Senior Vice President and
                                             Chief Financial Officer

            Exhibits Filed with Securities and Exchange Commission

Number            Description of Exhibit
------            ----------------------
10.1              Amendment to Agency, Services and
                  Distribution Agreement between Allegiance
                  Healthcare Corporation and Baxter
                  Healthcare Corporation

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