Form 10-Q
period 1998-06-30
ALLEGIANCE CORP
filed 1998-08-12
CIK 1017799

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    ---   SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

          Commission file number 1-11885


                            ALLEGIANCE CORPORATION.
                            -----------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                              36-4095179
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

1430 Waukegan Road, McGaw Park, Illinois                            60085
----------------------------------------                         ----------
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

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of July 31, 1998, the latest practicable date, was 56,522,474 shares.

                        PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Allegiance Corporation
            Condensed Consolidated Statements of Income (Unaudited)
                      (in millions, except per share data)


===========================================================================================================

                                                   Three months ended                Six months ended
                                                        June 30,                         June 30,
                                                  1998             1997            1998           1997
                                            ----------------  ---------------  -------------  -------------

Net sales                                           $1,119.8         $1,075.0       $2,223.2       $2,130.9

Costs and expenses
  Cost of goods sold                                   869.5            851.6        1,732.0        1,687.7
  Selling, general and administrative
    expenses                                           175.0            161.8          346.5          322.8
  Research & development                                 2.4              2.4            4.8            4.4
  Goodwill amortization                                  5.8              5.4           11.5           10.7
  Interest expense                                      15.9             17.4           31.1           36.3
  Other expense                                          2.3              2.2            3.7            2.4
-----------------------------------------------------------------------------------------------------------
     Total costs and expenses                       $1,070.9         $1,040.8       $2,129.6       $2,064.3
-----------------------------------------------------------------------------------------------------------
Income before income taxes                              48.9             34.2           93.6           66.6
Income tax expense                                      18.1             12.2           34.6           23.6
-----------------------------------------------------------------------------------------------------------

Net income                                          $   30.8         $   22.0       $   59.0       $   43.0
Comprehensive income                                $   30.7         $   21.9       $   58.7       $   42.5
===========================================================================================================
Net income per common share:
  Basic                                             $   0.54         $   0.39       $   1.03       $   0.77
  Diluted                                           $   0.52         $   0.38       $   1.00       $   0.75

Average number of common shares
 outstanding:
  Basic                                                 56.9             56.7           57.1           56.1
  Diluted                                               59.2             57.8           59.0           57.2
-----------------------------------------------------------------------------------------------------------

Pro forma post-split:

Net income per common share:
  Basic                                             $   0.27         $   0.19       $   0.52       $   0.38
  Diluted                                           $   0.26         $   0.19       $   0.50       $   0.37

Average number of common shares
 outstanding:
  Basic                                                113.8            113.4          114.2          112.2
  Diluted                                              118.4            115.6          118.0          114.4
-----------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
                     Condensed Consolidated Balance Sheets
                  (in millions, except par value and shares)

-----------------------------------------------------------------------------------------------------------
                                                                                  June 30,     December 31,
                                                                                      1998             1997
                                                                                      ----             ----
                                                                               (Unaudited)
Current assets                 Cash and equivalents                                  $35.0            $31.6
                               Accounts receivable (net of allowance for
                                doubtful accounts of $27.2 and $24.1 at June
                                30, 1998 and December 31, 1997, respectively)        462.7            510.8
                               Notes and other current receivables                    18.8             17.3
                               Inventories                                           643.7            586.9
                               Deferred income taxes                                 103.4             97.9
                               Prepaid expenses                                       17.4             17.9
                               ----------------------------------------------------------------------------
                               Total current assets                                1,281.0          1,262.4
                               ----------------------------------------------------------------------------

Property,                      At cost                                             1,555.3          1,543.5
plant and                      Accumulated depreciation and
equipment                       amortization                                        (786.5)          (748.9)
                               ----------------------------------------------------------------------------
                               Net property, plant and equipment                     768.8            794.6
-----------------------------------------------------------------------------------------------------------

Other assets                   Goodwill and other intangibles                        564.9            553.8
                               Other                                                  80.2             85.8
                               ----------------------------------------------------------------------------
                               Total other assets                                    645.1            639.6
-----------------------------------------------------------------------------------------------------------
Total assets                                                                      $2,694.9         $2,696.6
===========================================================================================================

Current
liabilities                    Accounts payable and accrued liabilities             $731.7           $713.6
-----------------------------------------------------------------------------------------------------------

Long-term debt                                                                       888.8            900.7
-----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                 99.2             99.2
-----------------------------------------------------------------------------------------------------------
Other non-current liabilities                                                         44.4             45.9
-----------------------------------------------------------------------------------------------------------
Equity                         Common stock, par value $1.00, authorized
                                200,000,000 shares, issued 58,115,860 shares
                                at June 30, 1998 and December 31, 1997                58.1             58.1
                               Additional contributed capital                         60.7             66.4
                               Retained earnings                                     884.7            837.3
                               Common stock in treasury, at cost, 1,662,849
                                shares in 1998 and 749,129 shares in 1997            (72.8)           (25.2)
                               Cumulative foreign currency adjustment                  0.1              0.6
                               ----------------------------------------------------------------------------
                               Total equity                                          930.8            937.2
-----------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                      $2,694.9         $2,696.6
===========================================================================================================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            Allegiance Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in millions)

------------------------------------------------------------------------------------------------
                                                                               Six months ended
                                                                                   June 30,
(Brackets denote cash outflows)                                                  1998       1997
                                                                                 ----       ----
Cash flow provided       Net income                                             $59.0      $43.0
by operations            Adjustments
                           Depreciation and amortization                         59.3       62.5
                           Deferred income taxes                                 (6.7)      10.1
                           Other                                                  7.9        5.3
                         Changes in balance sheet items
                           Accounts and notes receivable                         49.5       80.5
                           Inventories                                          (55.4)       6.5
                           Accounts payable and other current liabilities        10.6      (23.1)
                           Other                                                  6.0       (4.4)
                         -----------------------------------------------------------------------
                         Cash flow provided by operations                       130.2      180.4
------------------------------------------------------------------------------------------------
Investment               Capital expenditures                                   (31.2)     (32.3)
transactions             Acquisitions (net of cash received)                    (24.3)     (43.4)
                         Divestitures                                             -         17.2
                         Proceeds from asset dispositions                         5.4       15.2
                         -----------------------------------------------------------------------
                         Investment transactions, net                           (50.1)     (43.3)
------------------------------------------------------------------------------------------------
Financing transactions   Decrease in debt with maturities of three
                           months or less, net                                  (61.8)    (158.8)
                         Issuances of debt                                       50.0       35.0
                         Redemption of debt                                       -        (50.0)
                         Common stock cash dividends                            (11.6)     (11.1)
                         Common stock issued under Shared Investment Plan         -         54.8
                         Common stock issued under employee benefit plans        15.8        4.6
                         Purchases of treasury stock                            (69.1)      (2.6)
                         -----------------------------------------------------------------------
                         Financing transactions, net                            (76.7)    (128.1)
------------------------------------------------------------------------------------------------
Increase in cash and equivalents                                                  3.4        9.0
Cash and equivalents at beginning of period                                      31.6       22.9
------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                           $35.0      $31.9
================================================================================================

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                            Allegiance Corporation
       Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  Financial information

The unaudited interim condensed consolidated financial statements of Allegiance Corporation ("Allegiance" or the "company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1997. Certain immaterial prior year amounts have been reclassified to conform with the six months ended June 30, 1998 presentation.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim period are not necessarily indicative of the results of operations to be expected for the full year.

The company's unaudited pro forma net income per common share for the three and six months ended June 30, 1998 and 1997 give effect to a two-for-one stock split, as set forth in Note 8 to these condensed consolidated financial statements, as if the stock-split had occurred on January 1, 1997. This unaudited pro forma (post-split) net income per common share information is not necessarily indicative of the results that would have been reported had such events actually occurred on the dates specified, nor is it indicative of the company's future results.

2.  Earnings per share

In 1997, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," ("EPS") which requires the presentation of both basic and diluted EPS.


Reconciliation of Basic and Diluted EPS             1998                       1997
                                          -------------------------  -------------------------
three months ended June 30,                Net            Per share    Net           Per share
in millions, except per share data        income  Shares   amount    income  Shares   amount
----------------------------------------------------------------------------------------------

Basic EPS                                 $30.8    56.9     $0.54    $22.0    56.7     $0.39
Additional shares assuming
   exercise of stock option
   and stock purchase plan
   subscriptions                                    2.3                        1.1
----------------------------------------------------------------------------------------------
Diluted EPS                               $30.8    59.2     $0.52    $22.0    57.8     $0.38
==============================================================================================

Reconciliation of Basic and Diluted EPS                     1998                                         1997
                                          ---------------------------------------     ----------------------------------------
six months ended June 30,                   Net                    Per share             Net                    Per share
in millions, except per share data        income       Shares       amount             income       Shares        amount

------------------------------------------------------------------------------------------------------------------------------
Basic EPS                                  $59.0        57.1         $1.03             $43.0         56.1         $0.77
Additional shares assuming
   exercise of stock option
   and stock purchase plan
   subscriptions                                         1.9                                          1.1
------------------------------------------------------------------------------------------------------------------------------
Diluted EPS                                $59.0        59.0         $1.00             $43.0         57.2         $0.75
==============================================================================================================================

3. Inventories


--------------------------------------------------------------------------------------------------------------
                                                              June 30,                   December 31,
(in millions)                                                   1998                         1997
--------------------------------------------------------------------------------------------------------------
Raw materials                                                 $ 55.5                         $ 52.3
Work in process                                                 53.7                           44.2
Finished products                                              534.5                          490.4
--------------------------------------------------------------------------------------------------------------
Total inventories                                             $643.7                         $586.9
==============================================================================================================

4. Restructuring charge

---------------------------------------------------------------------------------------------------------------------
                                                                Divestitures
                                             Employee             and asset             Other
(in millions)                             related costs          write-downs            costs              Total
---------------------------------------------------------------------------------------------------------------------
December 31, 1997                             $13.8                  $17.0              $ 3.3               $34.1
---------------------------------------------------------------------------------------------------------------------
Utilization:
  Cash                                         (1.6)                    --               (2.8)               (4.4)
  Non-cash                                       --                   (5.0)                --                (5.0)
---------------------------------------------------------------------------------------------------------------------
June 30, 1998                                 $12.2                  $12.0              $ 0.5               $24.7
=====================================================================================================================

Cash outflows pertain primarily to costs for severance, outplacement assistance, relocation, and implementation teams. Since the inception of the restructuring program, approximately 2,500 positions have been eliminated. The remaining spending will occur throughout 1998, as implementation team projects and facility closures and consolidations are completed as planned.

5. Long-term debt

In June 1998, the company commenced a commercial paper program, providing for the issuance of up to $750 million in aggregate maturity value of commercial paper at any given time. Commercial paper with an aggregate maturity value of $142 million was outstanding as of June 30, 1998. These borrowings are classified as noncurrent, consistent with the company's intent to refinance these obligations on a long-term basis.

6. Comprehensive income
-----------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements. SFAS No. 130, which the company adopted during the first quarter of 1998, requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The company's comprehensive income consists of net income and foreign currency translation adjustments. Foreign currency translation adjustments, net of tax, amounted to approximately $0.1 and $0.1 million, and $0.3 and $0.5 million for the three and six months ended June 30, 1998 and 1997, respectively.

7.  Legal proceedings
---------------------

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

BHC was one of ten defendants named in a purported class action filed in August 1993, Kennedy, et al., v. Baxter Healthcare Corporation, et al., (Sup. Ct., Sacramento Co., Cal., #535632), on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. The case alleged that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling and the case was dismissed. On April 8, 1994, a similar purported class action, Green, et al., v. Baxter Healthcare Corporation, et al., (Cir. Ct., Milwaukee Co., WI, 94CV004977), was filed against BHC and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, Wolf v. Baxter Healthcare Corp., et al., (Circuit Court, Wayne County, MI, 96-617844NP). BHC is the only named defendant in that suit. On January 3, 1997, BHC was served with a similar, nationwide proposed class action, Murray, et al., v. Baxter Healthcare Corporation, et al., (U.S.D.C. Southern District of Indiana, IP96-1889C). BHC and three other companies are defendants. On April 11, 1997, a similar proposed statewide class action, Delpit, et al. v. Ansell, Inc., et al., (U.S.D.C. Eastern District of Louisiana, 97-1112), was filed on behalf of users of latex gloves in the State of Louisiana. BHC and five other companies are defendants. On April 29, 1997, another similar proposed state-wide class action, Cowart, et. al. v. Ansell, Inc., et. al., (Civil District Court, Parish of Orleans, 97-
7237), was filed on behalf of users of latex gloves. Baxter International Inc. and three other companies are defendants. On November 5, 1997, plaintiffs in each of these cases stipulated to the dismissal of the class claims. On August 8, 1997, BHC was served with a writ of summons in a case styled, Swartz v. Ach, Inc., et al., (Court of Common Pleas of Jefferson County, Pennsylvania Civil Division, No. 656-1997 C.D.) which purports to be a similar class action directed against manufacturers, distributors and sellers of natural rubber products. On October 9, 1996, the plaintiff in a case pending in federal court filed a petition with the Judicial Panel Multi District Litigation, In Re Latex Gloves Products Liability Litigation, (MDL Docket No. 1148), seeking to transfer and consolidate the cases involving claims related to natural rubber latex gloves pending in federal court for pretrial proceedings and/or trial. On February 26, 1997, the Panel granted the petition and ordered all cases pending in federal court to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. As of July 31, 1998, there are an additional 279 active lawsuits involving BHC and/or the company containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

Because of the increase in claims filed and the ongoing defense costs that will be incurred, the company believes it is probable that Allegiance will incur significant expenses related to the defense of cases involving natural rubber latex gloves. The company has established reserves for the expected defense costs and on an ongoing basis, the company assesses the adequacy of these reserves.

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

BHC had been identified as a potentially responsible party for cleanup costs at a number of hazardous waste sites, for which Allegiance has assumed responsibility. As of June 30, 1998, five of those sites remain active claims. The remainder have been settled or no claim is reasonably anticipated. Allegiance's largest assumed exposure is at the Thermo-Chem site in Muskegon, Michigan. Allegiance expects the total cleanup costs for this site to be between $44.0 million and $65.0 million, of which Allegiance's share would be approximately $5.4 million. This amount, net of payments already made of $1.6 million, has been accrued and is reflected in Allegiance's consolidated financial statements. The estimated exposure for the remaining four sites is approximately $3.6 million, which has been accrued and reflected in Allegiance's consolidated financial statements.

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

8.  Subsequent events
---------------------

On July 22, 1998, the company's board of directors approved the following actions:

A two-for-one common stock split to be distributed in the form of a stock dividend, payable on August 25, 1998, to shareholders of record at the close of business August 10, 1998. Pro forma basic and diluted net income per common share, giving retroactive effect to the stock split, have been provided for all periods presented in the accompanying condensed consolidated statements of income.

A new stock repurchase program to purchase up to six million shares (post-split) of the company's outstanding common stock. The Company expects to complete the new program over the next several years. The stock repurchased will be added to Allegiance's treasury shares and primarily used in the administration of the company's employee-stock purchase plan and other benefit programs.

A five percent increase in cash dividend to 5.25 cents (post-split) per common share (21 cents annualized), payable October 1, 1998 to stockholders of record on September 10, 1998.

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

RESULTS OF OPERATIONS

Sales

--------------------------------------------------------------------------------------------------
                                       Three months ended              Six months ended
                                            June 30,        Percent        June 30,        Percent
(in millions, except percentages)        1998      1997    increase     1998      1997    increase
--------------------------------------------------------------------------------------------------
Geographic region
  United States                        $1,016.3  $1,007.5       0.9%  $2,023.2  $1,998.0       1.3%
  International                           103.5      67.5      53.3      200.0     132.9      50.5
--------------------------------------------------------------------------------------------------
Total net sales                        $1,119.8  $1,075.0       4.2%  $2,223.2  $2,130.9       4.3%
--------------------------------------------------------------------------------------------------
Product category
  Distributed product                  $  682.2  $  674.7       1.1%  $1,366.9  $1,355.6       0.8%
  Self-manufactured product               437.6     400.3       9.3      856.3     775.3      10.4
--------------------------------------------------------------------------------------------------
Total net sales                        $1,119.8  $1,075.0       4.2%  $2,223.2  $2,130.9       4.3%
--------------------------------------------------------------------------------------------------

The increase in Allegiance's domestic sales for the three and six months ended June 30, 1998 as compared to the same periods in the prior year principally resulted from the increase in sales of self-manufactured products discussed below, partially offset by on-going reductions in sales of lower-margin, distributed products.

The increase in international sales for the three and six months ended June 30, 1998 as compared to the same periods in the prior year was principally the result of incremental sales from Source Medical Corporation, a Canadian venture established in the fourth quarter of 1997. Excluding the incremental sales from Source Medical, international sales grew approximately 13.9% and 11.7% for the second quarter and first half of 1998, respectively, (15.9% and 12.9% excluding the unfavorable effects of foreign exchange for the three and six months ended June 30, 1998, respectively). This increase was primarily due to the establishment of new international sales subsidiaries in Belgium, Italy, the Netherlands, Spain and Switzerland, and growth in sales of self-manufactured product through other European sales subsidiaries.

Incremental sales from Source Medical discussed above, partially offset by on-going reductions in sales of lower-margin distributed products in the United States contributed to the slight increase in distributed product sales for the second quarter and first half of 1998.

The increase in self-manufactured product sales during the three and six months ended June 30, 1998 as compared to the same periods in the prior year principally resulted from the favorable impact of the company's seven year agreement with Premier, Inc. and the company's continued focus on increasing sales of self-manufactured products.

---------------------------------------------------------------------------------------------------------------------
                                                                Three months ended                 Six months ended
                                                                     June 30,                          June 30,
(as a percentage of sales)                                    1998              1997             1998            1997
---------------------------------------------------------------------------------------------------------------------
Gross margin                                                  22.4%             20.8%            22.1%           20.8%
Selling, general and administrative expenses                  15.6%             15.1%            15.6%           15.1%
---------------------------------------------------------------------------------------------------------------------

     Gross margin increased by 1.6 and 1.3 percentage points for the three and six months ended June 30, 1998, respectively, as compared to the same periods in the prior year. Approximately $5.4 and $10.1 million for the three and six months ended June 30, 1998, respectively, of the increase in gross profit is the result of the favorable impact of the devaluation in the Malaysian ringgit on the company's manufacturing costs. Excluding this favorable foreign currency impact, gross margins would have been approximately 21.9% and 21.6% for the three and six months ended June 30, 1998, respectively. The remaining 1.1 and
0.8 percentage point increases for the second quarter and first half of 1998, respectively, is the result of improvements in the company's product mix, including the growth of self-manufactured products in both domestic and international markets and by offsetting pricing pressures with manufacturing and other cost efficiencies.

The increase in selling, general and administrative expenses as a percent of sales during the three and six months ended June 30, 1998 as compared to the same periods in the prior year, was expected by the company and resulted principally from the establishment of new sales subsidiaries in Europe.

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

Interest Expense

The decrease in interest expense for the three and six months ended June 30, 1998 as compared to the same periods in the prior year, is the result of the company maintaining lower debt levels during 1998.

Other Expense

The increase in other expense for the six months ended June 30, 1998 as compared to the same period in the prior year was principally the result of losses incurred on the company's minor investments in affiliates and on a number of individually immaterial asset dispositions.

Income Taxes

Allegiance's effective tax rate during the three and six month periods ended June 30, 1998 was 1.3 and 1.6 percentage points higher than the same periods in the prior year, respectively. This increase was caused principally by a larger proportion of earnings generated in higher tax rate jurisdictions.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires presentation of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of all prior period financial statements. The company has reflected the adoption of this statement in its condensed consolidated statements of income for the second quarter and first half of 1998 and 1997.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000, for the company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the company does not anticipate that the adoption of FAS 133 will have a material effect on the Company's results of operations or its financial position.

LIQUIDITY AND CAPITAL RESOURCES

Allegiance's current assets exceeded current liabilities by $549.3 million at June 30, 1998 versus an excess of $548.8 million at December 31, 1997. Current assets at June 30, 1998 included accounts, notes and other current receivables of $481.5 million and inventories of $643.7 million. These sources of liquidity are convertible into cash over a relatively short period of time and, thus, could be available to help Allegiance satisfy normal operating cash requirements.

During the second quarter, the company's long-term debt was upgraded to a Baa2 rating by Moody's Investors Service ("Moody's"). Additionally, the company was assigned debt ratings on short term debt of P-2 by Moody's and A-2 by Standard & Poors Ratings Group, while Duff & Phelps Credit Rating Company affirmed its short term rating of D-2. The company initiated a commercial paper program, providing for the issuance of up to $750 million in aggregate maturity value of commercial paper. Commercial paper with an aggregate maturity value of $142 million was outstanding as of June 30, 1998.

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



Cash Flow
--------------------------------------------------------------------------------
                                                              Six months ended
                                                                   June 30,
(brackets denote cash outflows, in millions)                  1998        1997
--------------------------------------------------------------------------------
Cash flow provided by operations as stated in the
  company's Condensed Consolidated Statements
  of Cash Flows                                             $130.2      $180.4

Capital expenditures                                         (31.2)      (32.3)
Common stock cash dividends                                  (11.6)      (11.1)
--------------------------------------------------------------------------------
"Free cash flow"                                            $ 87.4      $137.0
================================================================================

Cash flow provided by operations during 1997 was favorably impacted by improved balance sheet management (primarily accounts and notes receivable). The company expects that its ability to generate cash flow from improvements in balance sheet management will moderate from what was experienced in 1997. During the first half of 1998, the company experienced this moderation, which resulted in a decrease in cash flow provided by operations over the corresponding period in the prior year.

Management emphasizes "free cash flow" as an internal measure of operating cash flow after capital expenditures and dividends as reconciled in the table above. Management's objective is to maximize "free cash flow", and incentive compensation programs throughout the company include emphasis on management of working capital and "free cash flow" targets. The level of "free cash flow" during the six months ended June 30, 1998 enabled the company to fund $24.3 million in acquisitions, repurchase over 1.6 million shares of its common stock on the open market for $69.1 million and pay down $11.8 million of long-term debt.



Investment Transactions
--------------------------------------------------------------------------------
                                                              Six months ended
                                                                   June 30,
(brackets denote cash outflows, in millions)                  1998        1997
--------------------------------------------------------------------------------
Capital expenditures                                        $(31.2)     $(32.3)
Acquisitions                                                 (24.3)      (43.4)
Divestitures                                                   -          17.2
Proceeds from asset dispositions                               5.4        15.2
--------------------------------------------------------------------------------
  Total investment transactions, net                        $(50.1)     $(43.3)
================================================================================

Capital expenditure levels during the six months ended June 30, 1998 as compared to the same period in 1997 are relatively consistent. Allegiance management expects to invest in capital expenditures throughout 1998 at levels consistent with 1997, principally for improvements to existing facilities, manufacturing capacity expansion, system upgrades, productivity-enhancing equipment and other cost reduction projects.

During the first quarter of 1998, Allegiance acquired Bauer Medical Inc., a privately held manufacturer and marketer of single-use biopsy devices, and Higman Healthcare, a privately held consulting firm specializing in improving management of surgical services for a total of $21.5 million. During the first quarter of 1997, Allegiance acquired West Hudson & Co. Inc., a privately-owned health-care consulting firm, for $30.5 million in cash and $10.5 million in stock, with possible contingent payments through 2000.

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


                                            ALLEGIANCE CORPORATION
                                            -----------------------------
                                                 (Registrant)


Date:  August 12, 1998                      By: /s/ Peter B. McKee
                                               --------------------------
                                               Peter B. McKee
                                               Senior Vice President and
                                                 Chief Financial Officer

            Exhibits Filed with Securities and Exchange Commission


Number              Description of Exhibit
------              ----------------------

27                  Financial Data Schedule.*


                    (All other exhibits are inapplicable.)

* Shown only in the original filed with the Securities and Exchange Commission.
-------------------------------------------------------------------------------
Copies of the above exhibits not contained herein are available at a charge of 35 cents per page upon written request to the Investor Relations Department, Allegiance Corporation, 1430 Waukegan Road, McGaw Park, IL 60085. Copies are also available at a charge of at least 25 cents per page from the Public Reference Section of the Securities and Exchange Commission, 450 Fifth Street N.W., Washington, D.C., 20549.