Form 10-Q
period 1998-09-30
ALLEGIANCE CORP
filed 1998-11-13
CIK 1017799

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-------
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____ to ____

          Commission file number 1-11885
                                 -------


                            ALLEGIANCE CORPORATION
                            ----------------------
            (Exact name of registrant as specified in its charter)

                Delaware                              36-4095179
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

1430 Waukegan Road, McGaw Park, Illinois                 60085
----------------------------------------                 -----
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

                              Yes  X      No_____
                                 -----

The number of shares of the registrant's Common Stock, $1 par value, outstanding as of October 30, 1998, the latest practicable date, was 112,545,385 shares.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Allegiance Corporation
            Condensed Consolidated Statements of Income (Unaudited)
                      (in millions, except per share data)

--------------------------------------------------------------------------------------------------------------------------
                                                                  Three months ended               Nine months ended
                                                                     September 30,                   September 30,
                                                                 1998             1997            1998           1997
                                                           ----------------  ---------------  -------------  -------------
Net sales                                                          $1,147.1         $1,083.3       $3,370.3       $3,214.2

Costs and expenses
  Cost of goods sold                                                  886.3            856.8        2,618.3        2,544.5
  Selling, general and administrative expenses                        181.9            163.5          528.4          486.3
  Research & development                                                2.6              2.1            7.4            6.5
  Goodwill amortization                                                 5.9              5.5           17.4           16.2
  Interest expense                                                     14.7             15.9           45.8           52.2
  Other expense                                                         3.3              3.3            7.0            5.7
--------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                       1,094.7          1,047.1        3,224.3        3,111.4
--------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             52.4             36.2          146.0          102.8
Income tax expense                                                     19.4             13.2           54.0           36.8

Net income                                                         $   33.0         $   23.0       $   92.0       $   66.0
Comprehensive income                                               $   31.7         $   22.8       $   90.4       $   65.3
==========================================================================================================================
Net income per common share
  Basic                                                            $   0.29         $   0.20       $   0.81       $   0.58
  Diluted                                                          $   0.28         $   0.19       $   0.78       $   0.57

Average number of common shares outstanding
  Basic                                                               112.7            116.0          113.8          113.4
  Diluted                                                             118.6            119.2          117.8          115.9
--------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
                     Condensed Consolidated Balance Sheets
                  (in millions, except par value and shares)

------------------------------------------------------------------------------------------------------------------------------
                                                                                       September 30,          December 31,
                                                                                           1998                   1997
                                                                                   ---------------------  --------------------
                                                                                       (Unaudited)

Current assets                     Cash and equivalents                                        $   37.4              $   31.6
                                   Accounts receivable (net of allowance for
                                    doubtful accounts of $26.5 at September 30,
                                    1998 and $24.1 at December 31, 1997)                          487.9                 510.8
                                   Notes and other current receivables                             31.4                  17.3
                                   Inventories                                                    655.3                 586.9
                                   Deferred income taxes                                          106.1                  97.9
                                   Prepaid expenses                                                15.8                  17.9
                                 --------------------------------------------------------------------------------------------
                                   Total current assets                                         1,333.9               1,262.4
                                 --------------------------------------------------------------------------------------------
Property,
Plant and                          At cost                                                      1,498.0               1,543.5
equipment                          Accumulated depreciation and amortization                     (768.4)               (748.9)
                                 --------------------------------------------------------------------------------------------
                                   Net property, plant and equipment                              729.6                 794.6
-----------------------------------------------------------------------------------------------------------------------------

Other assets                       Goodwill and other intangibles                                 557.6                 553.8
                                   Other                                                          132.3                  85.8
                                 --------------------------------------------------------------------------------------------
                                   Total other assets                                             689.9                 639.6
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                   $2,753.4              $2,696.6
=============================================================================================================================

Current
liabilities                        Accounts payable and accrued liabilities                    $  803.2              $  713.6
-----------------------------------------------------------------------------------------------------------------------------

Long-term debt                                                                                    838.1                 900.7
-----------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                             100.1                  99.2
-----------------------------------------------------------------------------------------------------------------------------
Other non-current liabilities                                                                      91.7                  45.9
-----------------------------------------------------------------------------------------------------------------------------
Equity                             Common stock, par value $1.00, authorized
                                    200,000,000 shares, issued 116,231,721 shares
                                    at September 30, 1998 and December 31, 1997                   116.2                 116.2
                                   Additional contributed capital                                   1.8                   8.3
                                   Retained earnings                                              910.7                 837.3
                                   Common stock in treasury, at cost, 4,249,117
                                    shares in 1998 and 1,498,258 shares in 1997                  (106.5)                (25.2)
                                   Cumulative foreign currency adjustment                          (1.9)                  0.6
                                 --------------------------------------------------------------------------------------------
                                   Total equity                                                   920.3                 937.2
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and equity                                                                   $2,753.4              $2,696.6
=============================================================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (in millions)

-----------------------------------------------------------------------------------------------
                                                                          Nine months ended
                                                                            September 30,
(Brackets denote cash outflows)                                            1998         1997
                                                                           ----         ----
Cash flow provided   Net income                                           $92.0        $66.0
by operations        Adjustments
                       Depreciation and amortization                       92.8         94.7
                       Deferred income taxes                               (8.4)         6.7
                       Gain on asset dispositions, net                     (6.9)           -
                       Other                                                8.1          6.9
                     Changes in balance sheet items
                       Accounts and notes receivable                        7.6         54.7
                       Inventories                                        (71.8)        10.8
                       Accounts payable and other current liabilities      79.3         33.8
                       Other                                               18.0        (11.6)
                     --------------------------------------------------------------------------
                     Cash flow provided by operations                     210.7        262.0
-----------------------------------------------------------------------------------------------
Investment           Capital expenditures                                 (47.5)       (51.1)
transactions         Acquisitions (net of cash received)                  (24.3)       (55.1)
                     Proceeds from asset dispositions                      34.6         36.3
                     --------------------------------------------------------------------------
                     Investment transactions, net                         (37.2)       (69.9)
-----------------------------------------------------------------------------------------------
Financing            Issuances of debt                                     50.0         35.0
transactions         Redemptions of debt                                  (50.0)       (75.0)
                     Decrease in debt with maturities of three
                       months or less, net                                (62.6)      (196.9)
                     Common stock cash dividends                          (17.2)       (16.9)
                     Common stock issued under Shared Investment Plan      -            54.8
                     Common stock issued under employee benefit plans      21.3          7.0
                     Purchases of common stock in treasury               (109.2)        (2.6)
                     --------------------------------------------------------------------------
                     Financing transactions, net                         (167.7)      (194.6)
-----------------------------------------------------------------------------------------------
Increase (decrease) in cash and equivalents                                 5.8         (2.5)
Cash and equivalents at beginning of period                                31.6         22.9
-----------------------------------------------------------------------------------------------
Cash and equivalents at end of period                                     $37.4        $20.4
===============================================================================================

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                            Allegiance Corporation
       Notes to Condensed Consolidated Financial Statements (Unaudited)


1.  Financial information
-------------------------

The unaudited interim condensed consolidated financial statements of Allegiance Corporation ("Allegiance" or the "company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K for the year ended December 31, 1997. Certain immaterial reclassifications have been made to conform prior year financial statements to the 1998 presentation.

In the opinion of management, the interim condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the interim periods. All such adjustments are of a normal, recurring nature. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.


2.  Earnings per share
----------------------

In 1997, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," ("EPS") which requires the presentation of both basic and diluted EPS. In the third quarter of 1998, the company's board of directors approved a two-for-one common stock split which became effective on August 25, 1998 through a stock dividend. Accordingly, all references to number of shares and per share amounts of the company's common stock have been retroactively restated.

Reconciliation of Basic and Diluted EPS                     1998                                         1997
                                          ---------------------------------------     -----------------------------------------
three months ended September 30,               Net                    Per share             Net                     Per share
in millions, except per share data           income       Shares       amount             income       Shares        amount
-------------------------------------------------------------------------------------------------------------------------------
Basic EPS                                     $33.0       112.7         $0.29             $23.0        116.0          $0.20
Additional shares assuming
   exercise of stock options
   and stock purchase plan
   subscriptions                                            5.9                                          3.2
-------------------------------------------------------------------------------------------------------------------------------
Diluted EPS                                   $33.0       118.6         $0.28             $23.0        119.2          $0.19
===============================================================================================================================

Reconciliation of Basic and Diluted EPS                     1998                                         1997
                                          ---------------------------------------     -----------------------------------------
nine months ended September 30,                Net                    Per share             Net                     Per share
in millions, except per share data           income       Shares        amount            income       Shares        amount
-------------------------------------------------------------------------------------------------------------------------------
Basic EPS                                     $92.0       113.8         $0.81             $66.0        113.4          $0.58
Additional shares assuming
   exercise of stock options
   and stock purchase plan
   subscriptions                                            4.0                                          2.5
-------------------------------------------------------------------------------------------------------------------------------
Diluted EPS                                   $92.0       117.8         $0.78             $66.0        115.9          $0.57
===============================================================================================================================

3.  Inventories
---------------

--------------------------------------------------------------------------------------------------------------
                                                            September 30,               December 31,
(in millions)                                                        1998                       1997
--------------------------------------------------------------------------------------------------------------
Raw materials                                                      $ 53.6                     $ 52.3
Work in process                                                      49.6                       44.2
Finished products                                                   552.1                      490.4
--------------------------------------------------------------------------------------------------------------
Total inventories                                                  $655.3                     $586.9
==============================================================================================================

4.  Restructuring charge
------------------------

--------------------------------------------------------------------------------------------------------------
                                                           Divestitures
                                           Employee          and asset         Other
(in millions)                           related costs       write-downs        costs         Total
--------------------------------------------------------------------------------------------------------------
December 31, 1997                          $13.8              $17.0            $ 3.3         $34.1
Utilization:
  Cash                                      (2.1)                 -             (3.3)         (5.4)
  Non-cash                                     -               (8.5)               -          (8.5)
  Reversal                                     -               (5.5)               -          (5.5)
--------------------------------------------------------------------------------------------------------------
September 30, 1998                         $11.7              $ 3.0            $   -         $14.7
==============================================================================================================

Cash outflows pertain primarily to costs for severance, outplacement assistance, relocation, and implementation teams. Since the inception of the restructuring program, approximately 2,500 positions have been eliminated.

As of September 30, 1998, all of the major strategic actions associated with facility closures have been substantially completed. As a result of facility closures and consolidations being finalized at costs lower than originally anticipated, $5.5 million of unused restructuring reserves was reversed to income in the third quarter of 1998. The remaining spending is expected to occur in the fourth quarter of 1998.

5.  Long-term debt
------------------

In the second quarter of 1998, the company commenced a commercial paper program that provides for up to $750 million in aggregate maturity value of commercial paper to be issued at any given time. Commercial paper with an aggregate maturity value of $105 million was outstanding as of September 30, 1998. These borrowings are classified as non-current, consistent with the company's intent to refinance these obligations on a long-term basis.

6.  Comprehensive income
------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997 and requires reclassification of prior period financial statements. SFAS No. 130, which the company adopted during the first quarter of 1998, requires the presentation of comprehensive income and its components in a full set of general purpose financial statements. The company's comprehensive income consists of net income and foreign currency translation adjustments. Foreign currency translation adjustments, net of tax, reduced net income by approximately $1.3 million and $0.2 million, and $1.6 million and $0.7 million for the three and nine months ended September 30, 1998 and 1997, respectively.

7.  Legal proceedings

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

BHC was one of 10 defendants named in a purported class action filed in August 1993, Kennedy, et al., v. Baxter Healthcare Corporation, et al., (Sup. Ct., Sacramento Co., Cal., #535632), on behalf of all medical and dental personnel in the State of California who allegedly suffered allergic reactions to natural rubber latex gloves and other protective equipment or who allegedly have been exposed to natural rubber latex products. The case alleged that users of various natural rubber latex products, including medical gloves made and sold by BHC and other manufacturers, suffered allergic reactions to the products ranging from skin irritation to systemic anaphylaxis. The Court granted defendants' demurrer to the class action allegations. On February 29, 1996, the California Appellate Court upheld the trial court's ruling and the case was dismissed. On April 8, 1994, a similar purported class action, Green, et al., v. Baxter Healthcare Corporation, et al., (Cir. Ct., Milwaukee Co., WI, 94CV004977), was filed against BHC and three other defendants. The class action allegations have been withdrawn, but additional plaintiffs added individual claims. On July 1, 1996, BHC was served with a similar purported class action, Wolf v. Baxter Healthcare Corp., et al., (Circuit Court, Wayne County, MI, 96-617844NP). BHC is the only named defendant in that suit. On January 3, 1997, BHC was served with a similar, nationwide proposed class action, Murray, et al., v. Baxter Healthcare Corporation, et al., (U.S.D.C. Southern District of Indiana, IP96-1889C). BHC and three other companies are defendants. On April 11, 1997, a similar proposed statewide class action, Delpit, et al. v. Ansell, Inc., et al., (U.S.D.C. Eastern District of Louisiana, 97-1112), was filed on behalf of users of latex gloves in the State of Louisiana. BHC and five other companies are defendants. On April 29, 1997, another similar proposed state-wide class action, Cowart, et. al. v. Ansell, Inc., et. al., (Civil District Court, Parish of Orleans, 97-
7237), was filed on behalf of users of latex gloves. Baxter International Inc. and three other companies are defendants. On November 5, 1997, plaintiffs in each of these cases stipulated to the dismissal of the class claims. On August 8, 1997, BHC was served with a writ of summons in a case styled, Swartz v. Ach, Inc., et al., (Court of Common Pleas of Jefferson County, Pennsylvania Civil Division, No. 656-1997 C.D.) which purports to be a similar class action directed against manufacturers, distributors and sellers of natural rubber products. On October 9, 1996, the plaintiff in a case pending in federal court filed a petition with the Judicial Panel Multi District Litigation, In Re Latex Gloves Products Liability Litigation, (MDL Docket No. 1148), seeking to transfer and consolidate the cases involving claims related to natural rubber latex gloves pending in federal court for pretrial proceedings and/or trial. On February 26, 1997, the Panel granted the petition and ordered all cases pending in federal court to be transferred to the Eastern District of Pennsylvania for coordinated or consolidated pretrial proceedings. As of October 30, 1998, there are an additional 317 active lawsuits involving BHC and/or the company containing similar allegations of sensitization to natural rubber latex products. Allegiance intends to vigorously defend against these actions. Since none of these cases has proceeded to a hearing on the merits, Allegiance is unable to evaluate the extent of any potential liability, and unable to estimate any potential loss.

Because of the increase in claims filed and the ongoing defense costs that will be incurred, the company believes it is probable that Allegiance will incur significant expenses related to the defense of cases involving natural rubber latex gloves. The company has established reserves for the expected defense costs and on an ongoing basis, the company assesses the adequacy of these reserves and provides the minimum amount of this potential range of defense costs expected to be incurred related to existing cases.

Allegiance believes a substantial portion of any potential liability and remaining defense costs related to natural rubber latex gloves cases and claims will be covered by insurance, subject to self-insurance retentions, exclusions, conditions, coverage gaps, policy limits and insurer solvency. In 1996, Baxter notified its insurance companies that it believes these cases and claims are covered by Baxter's insurance. Most of the insurers have reserved their rights (i.e., neither admitted nor denied coverage), and may attempt to reserve in the future, the right to deny coverage, in whole or in part, due to differing theories regarding, among other things, the applicability of coverage and when coverage may attach. Upon resolution of any of the uncertainties concerning these cases, the company may incur charges in excess of presently established reserves. Based upon the advice of counsel, management does not expect that the outcome of these matters will have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

The company is a defendant in, or has assumed the defense of, a number of other claims, investigations (including environmental matters) and lawsuits. Upon resolution of any of these uncertainties, the company may incur charges in excess of presently established reserves. Based on the advice of counsel, management does not believe the outcome of these matters or the environmental matters, individually or in the aggregate, would have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

8.   Subsequent events

On October 9, 1998, the company announced that it entered into an Agreement and Plan of Merger with Cardinal Health, Inc. ("Cardinal"), pursuant to which the company will be merged with and into Cardinal and upon closing of the transaction, will become a wholly owned subsidiary of Cardinal. Each outstanding share of common stock of the company will be converted into 0.415 of a share of Cardinal common stock (this ratio changed to 0.6225 of a share of Cardinal's common stock as the result of the Cardinal 3-for-2 stock split that was effective October 30, 1998). The combination will be structured as a tax-free transaction, and will be accounted for as a pooling of interests. Management expects the merger will be consummated, subject to shareholder and regulatory approval, in the first half of 1999. Cardinal, a Fortune 200 company based in Dublin, Ohio, is one of the country's leading health-care service companies, providing pharmaceutical distribution, hospital pharmacy management systems development, pharmaceutical packaging and repackaging, retail pharmacy franchising and health-care information systems development.

On October 15, 1998, the company completed the cash purchase of all the outstanding shares of International Medical Products Group B.V. ("IMP") for $97.2 million. IMP is a leading manufacturer and distributor of surgical supplies based in Zutphen, The Netherlands. The acquisition will be accounted for as a purchase.

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

Certain statements in this discussion constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements indicating the company "plans," "expects," "estimates" or "believes" are forward-looking statements that involve known and unknown risks, including, but not limited to, general economic and business conditions, changing trends in the health-care industry and customer profiles, competition, changes in governmental regulations, the effects of year 2000 issues and unfavorable foreign currency fluctuations. Although Allegiance believes its expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of its knowledge of its business and operations, there can be no assurance that actual results, performance or achievements of Allegiance will not differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, Allegiance provides cautionary statements, detailed in Securities and Exchange Commission filings, including, without limitation, the company's Form 10-K and 10-Qs, which identify specific factors that would cause actual results or events to differ materially from those described in the forward-looking statements. The company undertakes no obligation to update publicly any forwarding-looking statement whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

Sales

------------------------------------------------------------------------------------------------------

                                       Three months ended                Nine months ended
                                         September 30,        Percent      September 30,       Percent
(in millions, except percentages)        1998      1997      Increase      1998      1997     Increase
------------------------------------------------------------------------------------------------------
Geographic region
  United States                        $1,047.8  $1,013.9        3.3%    $3,071.0  $3,011.9       2.0%
  International                            99.3      69.4       43.1        299.3     202.3      47.9
------------------------------------------------------------------------------------------------------
Total net sales                        $1,147.1  $1,083.3        5.9%    $3,370.3  $3,214.2       4.9%
------------------------------------------------------------------------------------------------------
Product category
  Distributed product                  $  691.9  $  673.0        2.8%    $2,058.8  $2,028.6       1.5%
  Self-manufactured product               455.2     410.3       10.9      1,311.5   1,185.6      10.6
------------------------------------------------------------------------------------------------------
Total net sales                        $1,147.1  $1,083.3        5.9%    $3,370.3  $3,214.2       4.9%
------------------------------------------------------------------------------------------------------

The increase in Allegiance's domestic sales for the three and nine months ended September 30, 1998 as compared to the same periods in the prior year resulted principally from the increase in sales of self-manufactured products discussed below, partially offset by on-going reductions in sales of lower-margin, distributed products.

The increase in international sales for the three and nine months ended September 30, 1998 as compared to the same periods in the prior year was the result principally of incremental sales from Source Medical Corporation, a Canadian joint venture established in the fourth quarter of 1997.

Excluding the incremental sales from Source Medical, international sales grew 15.0% and 12.8% in the third quarter and first nine months of 1998, respectively, (18.1% and 14.7% excluding the unfavorable effects of foreign exchange for the three and nine months ended September 30, 1998, respectively). This increase was due primarily to the establishment of new international sales subsidiaries in Belgium, Italy, the Netherlands, Spain and Switzerland, and growth in sales of self-manufactured product through other European sales subsidiaries.

Incremental sales from Source Medical discussed above, offset partially by on-going reductions in sales of lower-margin distributed products in the United States, contributed to the slight increase in distributed product sales for the third quarter and first nine months of 1998.

The increase in self-manufactured product sales during the three and nine months ended September 30, 1998 as compared to the same periods in the prior year resulted principally from the favorable impact of the company's long-term agreement with Premier, Inc. and the company's continued focus on increasing sales of self-manufactured products.

------------------------------------------------------------------------------------------------------------
                                                           Three months ended             Nine months ended
                                                              September 30,                 September 30,
(as a percentage of sales)                                 1998          1997             1998         1997
------------------------------------------------------------------------------------------------------------
Gross margin                                               22.7%         20.9%            22.3%        20.8%
Selling, general and administrative expenses               15.9%         15.1%            15.7%        15.1%
------------------------------------------------------------------------------------------------------------

Gross margin increased by 1.8 and 1.5 percentage points for the three and nine months ended September 30, 1998, respectively, as compared to the same periods in the prior year. Approximately $5.0 million and $15.1 million for the three and nine months ended September 30, 1998, respectively, of the increase in gross profit is the result of the favorable impact of the devaluation in the Malaysian ringgit on the company's manufacturing costs. Excluding this favorable foreign currency impact, gross margins would have been approximately 22.3% and 21.9% for the three and nine months ended September 30, 1998, respectively. The remaining
1.4 and 1.1 percentage point increases for the third quarter and first nine months of 1998, respectively, is the result primarily of improvements in the company's product mix, including the growth of self-manufactured product sales in both domestic and international markets and by offsetting pricing pressures with manufacturing and other cost efficiencies.

The increase in selling, general and administrative expenses as a percent of sales during the three and nine months ended September 30, 1998 as compared to the same periods in the prior year, was expected by the company and is primarily due to the establishment of new sales subsidiaries in Europe. In the third quarter, selling, general and administrative expenses included a $5.5 million reversal of restructuring reserves discussed in Note 4 to "Notes to the Condensed Consolidated Financial Statements", and certain incremental legal costs. The reversal of the restructuring reserves, net of the incremental legal costs, had no significant impact on the company's selling, general and administrative expenses as a percent of sales for the quarter and nine-month periods.

Restructuring Program

In November 1993, Baxter initiated a restructuring program to improve stockholder value and reduce costs. These strategic actions were designed in part to make the Allegiance businesses more efficient and responsive in addressing the changes occurring in the U.S. health-care system. See Note 4 to "Notes to the Condensed Consolidated Financial Statements" for discussions related to cash and non-cash utilization of the reserves, reversal of reserves and headcount reductions to date.

Management believes that the program is on target to achieve anticipated savings in excess of $155 million in 1998. The company anticipates that these savings will continue to partially offset potential future gross margin erosion and investments in cost-management and service initiatives. Management further believes that its remaining restructuring reserves are adequate to complete the actions contemplated by the restructuring program. The future cash expenditures related to the program will be funded from cash generated from operations and will primarily occur in the fourth quarter of 1998.

Interest Expense

The decrease in interest expense for the three and nine months ended September 30, 1998 as compared to the same periods in the prior year, is the result of the company maintaining lower debt levels during 1998.

Other Expense

The increase in other expense for the nine months ended September 30, 1998 as compared to the same period in the prior year was the result principally of losses incurred on the company's minor investments in affiliates and a number of individually immaterial asset dispositions.

Income Taxes

Allegiance's effective tax rate during the three and nine month periods ended September 30, 1998 was 0.5 and 1.2 percentage points higher than the same periods in the prior year, respectively. This increase was caused principally by an increase in the amount of income sourced from higher rate jurisdictions.

ADOPTION OF NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 requires presentation of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997, and requires reclassification of all prior period financial statements. The company has reflected the adoption of this statement in its condensed consolidated statements of income for the third quarter and first nine months of 1998 and 1997.

On June 15, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS
133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000, for the company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. Management of the company does not anticipate that the adoption of FAS 133 will have a material effect on the Company's results of operations or its financial position.

LIQUIDITY AND CAPITAL RESOURCES

Allegiance's current assets exceeded current liabilities by $530.7 million at September 30, 1998 versus an excess of $548.8 million at December 31, 1997. Current assets at September 30, 1998 included accounts, notes and other current receivables of $519.3 million and inventories of $655.3 million. These sources of liquidity are convertible into cash over a relatively short period of time and could be available to satisfy normal operating cash requirements.

During the second quarter of 1998, the company's long-term debt was upgraded to a Baa2 rating by Moody's Investors Service ("Moody's"). Additionally, the company was assigned debt ratings on short-term debt of P-2 by Moody's and A-2 by Standard & Poors Ratings Group, while Duff & Phelps Credit Rating Company affirmed its short-term rating of D-2. The company initiated a commercial paper program, providing for the issuance of up to $750 million in aggregate maturity value of commercial paper. Commercial paper with an aggregate maturity value of $105 million was outstanding as of September 30, 1998.

The company intends to fund its short- and long-term obligations as they mature through cash flow from operations, existing credit facilities or its commercial paper program, or by issuing debt or equity. Management believes the company has credit facilities and other short-term borrowing arrangements adequate to support ongoing operational, capital, restructuring and litigation requirements. Allegiance believes it has sufficient financial flexibility to attract long-term capital on acceptable terms as may be needed to support its growth objectives.

Cash Flow

--------------------------------------------------------------------------------------------
                                                                       Nine months ended
                                                                         September 30,
(brackets denote cash outflows, in millions)                           1998        1997
--------------------------------------------------------------------------------------------
Cash flow provided by operations as stated in the
  Company's Condensed Consolidated Statements
  of Cash Flows                                                       $210.7      $262.0

Capital expenditures                                                   (47.5)      (51.1)
Common stock cash dividends                                            (17.2)      (16.9)
--------------------------------------------------------------------------------------------
"Free cash flow"                                                      $146.0      $194.0
============================================================================================

Cash flow provided by operations during the first nine months of 1997 was favorably impacted by improved balance sheet management (primarily accounts and notes receivable). The company expects that its ability to generate cash flow from improvements in balance sheet management will moderate from what was experienced in 1997. During the first nine months of 1998, the company experienced this moderation which resulted primarily in a decrease in cash flow provided by operations over the corresponding period in the prior year.

Management emphasizes "free cash flow" as an internal measure of operating cash flow after capital expenditures and dividends as reconciled in the table above. Management's objective is to maximize "free cash flow", and incentive compensation programs throughout the company include emphasis on management of working capital and "free cash flow" targets. The level of "free cash flow" during the nine months ended September 30, 1998, enabled the company to fund $24.3 million in acquisitions, repurchase 4.5 million shares of its common stock on the open market for $109.2 million and pay down $62.6 million of long-term debt.

Investment Transactions

----------------------------------------------------------------------------------------------------------
                                                                                 Nine months ended
                                                                                   September 30,
(brackets denote cash outflows, in millions)                                  1998               1997
----------------------------------------------------------------------------------------------------------
Capital expenditures                                                        $(47.5)            $(51.1)
Acquisitions                                                                 (24.3)             (55.1)
Proceeds from asset dispositions                                              34.6               36.3
----------------------------------------------------------------------------------------------------------
 Total investment transactions, net                                         $(37.2)            $(69.9)
==========================================================================================================

Capital expenditure levels during the nine months ended September 30, 1998 as compared to the same period in 1997 are relatively consistent. Allegiance management expects to invest in capital expenditures throughout 1998 at levels consistent with 1997, principally for improvements to existing facilities, manufacturing capacity expansion, system upgrades, productivity-enhancing equipment and other cost reduction projects.

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

YEAR 2000

The company relies on information technology ("IT") systems to operate its business. As a result, the company continuously seeks to improve its IT systems in order to provide better service to its customers and to support the company's growth objectives. Allegiance is currently implementing enterprise-wide software that is year 2000 compliant and that will replace the existing financial and business legacy systems. This software will be implemented company-wide by the first half of 1999. The company has established a three-phased approach to address year 2000 issues, including embedded technology ("Non-IT") utilized in the company's facilities and equipment. The three phases included in the company's approach are (1) identification, (2) compliance, and (3) validation. Internally, the company has substantially completed the identification and compliance phases and is currently completing the validation phase. The validation phase consists primarily of monitoring and testing of the new enterprise-wide software and all other new components and interfaces that were implemented or upgraded as part of the enterprise-wide software installation or as a result of other identified year 2000 deficiencies. The company expects to complete all phases of the year 2000 project during the first half of 1999. The company is not currently aware of any significant exposure that would prevent its IT and Non-IT systems from being year 2000 compliant on a timely basis.

Externally, the company has formally communicated with its significant suppliers, customers, and other third parties ("external parties") to assess their year 2000 readiness. The company is currently determining the potential exposure to the company if the company's external parties fail to correct their year 2000 issues in a timely manner. The company is currently in the compliance and validation phases with its significant external parties, which includes monitoring and testing of significant company interfaces with those external parties, among other things. There can be no guarantee that such external parties will achieve year 2000 compliance on a timely basis and failure by such significant external parties to achieve compliance could have a material adverse effect on the company.

The company has not yet obtained information sufficient to quantify the potential effects of possible internal and external year 2000 non-compliance, to determine the likely worst-case scenarios or to develop contingency plans to deal with such scenarios. However, as the company completes its year 2000 project during the first half of 1999, the appropriate contingency plans will be developed and implementation will begin. There can be no assurances that the company's internal and external contingency plans, once developed, will substantially reduce the risk of year 2000 non-compliance. A significant interruption in the company's business due to a year 2000 non-compliance issue could have a material adverse effect on the company's financial position, operations, and liquidity.

The company estimates that the total incremental costs of its year 2000 project will be approximately $3.0 million, including costs totaling $0.1 million incurred through September 30, 1998. This estimate excludes the company's investment in its new enterprise-wide software which is year 2000 compliant. The estimated costs of the year 2000 project are not expected to have a material impact on the company's business, operations or financial condition in future periods. The anticipated impact and total costs of the year 2000 project are based on management's best estimates and information currently available.

EURO

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the European Union's common currency (Euro). The transition period for the introduction of the Euro will be between January 1, 1999 and January 1, 2002. The company is currently evaluating methods to address the issues involved with the introduction of the Euro and based on the company's work to date, management believes the Euro conversion will not have a material impact on the company's financial condition or operations.

LITIGATION

Allegiance assumed the defense of litigation involving claims related to the Allegiance businesses from BHC, including certain claims of alleged personal injuries as a result of exposure to natural rubber latex gloves. See Note 7 to "Notes to Condensed Consolidated Financial Statements" for a detailed description of the status of Allegiance's litigation. The company is a defendant in, or has assumed the defense of, a number of other claims, investigations (including environmental matters) and lawsuits. Upon resolution of any of the uncertainties described in Note 7 to "Notes to Condensed Consolidated Financial Statements", Allegiance may incur charges in excess of presently established reserves. Based on the advice of counsel, management does not believe the outcome of these matters individually or in the aggregate, would have a material adverse effect on Allegiance's overall business, cash flow, results of operations or financial condition.

PART II.  OTHER INFORMATION

                            Allegiance Corporation

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index hereto.

(b)  Report on Form 8-K

     A report on Form 8-K, dated October 8, 1998, was filed with the SEC under item 5, Other Events, to file information regarding the company's announcement that it entered into an Agreement and Plan of Merger with Cardinal Health, Inc., dated as of October 8, 1998.

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


                                            ALLEGIANCE CORPORATION
                                            ----------------------
                                                 (Registrant)


Date:  November 12, 1998                By:
                                            -------------------------
                                            Peter B. McKee
                                            Senior Vice President and
                                            Chief Financial Officer

            Exhibits Filed with Securities and Exchange Commission


Number              Description of Exhibit
---------           ----------------------
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